Form 10QSB
period 2006-08-31
USTELEMATICS INC
filed 2006-11-20
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 000-52193

USTELEMATICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3600207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

335 Richert Drive, Wood Dale, Illinois 60191
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (630) 595-0049

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐   No  ☒.

There were 20,017,478 shares of the registrant's common stock outstanding as of October 30, 2006.

USTELEMATICS, INC.

FORM 10-QSB FOR THE FISCAL QUARTER
ENDED AUGUST 31, 2006

i

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations in Part I of this report under the heading “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in Part II of this report under “Item 1A. Risk Factors.” All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
August 31, 2006

Assets

Current Assets
Cash and Cash Equivalents	$676,517
Certificate of Deposit	101,413
Prepaid Expenses	9,051
Employee Expense Advances	1,296
Due from Related Party	5,000

Total Current Assets	793,277

Fixed Assets
Vehicles	32,885
Office, Lab and Warehouse Equipment	10,371
Less Accumulated Depreciation	(1,256)

Total Fixed Assets	42,000

Other Assets

Deferred Financing Fees, net of accumulated amortization of $53,051	159,153
Deposits	20,490
Other Intangible Assets	1,699

Total Other Assets	181,342

Total Assets	$1,016,619

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
August 31, 2006

Liabilities

Current Liabilities

Accounts Payable	$15,080
Accrued Expenses	32,618
Accrued Payroll and Taxes	8,886
Accrued Interest	56,389

Total Current Liabilities	112,973
Noncurrent Liabilities - Convertible Notes Payable	1,500,000

Total Liabilities	1,612,973

Stockholders' Equity <Deficit>

Preferred Stock: 10,000,000 shares authorized, no shares issued	-
Common Stock: par value $.0001, 250,000,000 shares authorized
20,024,000 shares issued	2,002
Additional Paid in Capital	17,498
Additional Paid in Capital - Warrants	-
Deficit Accumulated During the Development Stage	(615,854)

Total Stockholders' Deficit
(596,354)

Total Liabilities and Stockholders' Deficit	$1,016,619

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended August 31, 2006 and the Period from October 7, 2005
(Inception) through August 31, 2006

	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2006

Sales	$-	$-

Operating Expenses	438,102	568,201

Loss from Operations	(438,102)	(568,201)

Other Income/Expense

Interest Income	7,501	8,736
Interest Expense	(37,500)	(56,389)

Total Other Expense	(29,999)	(47,653)

Net Loss	$(468,101)	$(615,854)

Net Loss Per Share

Basic	$(0.02)	$(0.07)
Fully Diluted	$(0.02)	$(0.07)

Weighted Average Shares (Basic)	20,017,478	9,001,848
Weighted Average Shares (Fully Diluted)	20,017,478	9,001,848

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended August 31, 2006 and the Period from October 7, 2005
(Inception) through August 31, 2006

	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31,2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(468,101)	$(615,854)

Noncash Items Included in Net Loss
Depreciation and amortization	36,444	54,307
Expenses paid directly from note closing proceeds	-	1,578
Interest accrued on certificate of deposit	(1,205)	(1,413)

(Increase)/Decrease in Assets
Prepaid Expenses	51,167	7,167
Employee Expense Advances	(1,296)	(1,296)

Increase/(Decrease) in Liabilities
Accounts Payable	14,846	15,080
Accrued Expenses	32,618	32,618
Accrued Payroll and Taxes	2,277	8,886
Accrued Interest	37,500	56,389

Total Adjustments	172,351	173,316

Net Cash Used in Operating Activities	(295,750)	(442,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	-	(100,000)
Purchase of Fixed Assets	(40,756)	(40,756)
Purchase of Deposits	(20,490)	(20,490)
Purchase of Other Intangible Assets	(100)	(1,699)

Net Cash Used in Investing Activities	(61,346)	(162,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Sale of Convertible Notes	-	1,282,000

Net Cash Provided by Financing Activities	-	1,282,000

Net (Decrease) Increase in Cash and Cash Equivalents	(357,096)	676,517

Cash and Cash Equivalents, beginning	1,033,613	-

Cash and Cash Equivalents, ending	$676,517	$676,517

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2006

NOTE 1- SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

A. NATURE OF BUSINESS-UPDATED

The Company has been in the development stage since its inception in October, 2005. It is primarily engaged in the development of its organization, structure and business plans; recruiting qualified advisors, agents and professional counselors for financing and to place securities; transitioning the engineering designs for its mobile DBS antenna technology from prototype state to pre-production state; researching, developing and establishing sources of component supply and manufacturing services; establishing strategic alliances for marketing and distribution; designing an online e-commerce, order-taking platform for marketing and sales to end users and wholesale channels; developing plans for supplementary products, product lines and service delivery; and developing plans for sales support, installation training and technical support.

During the three months ended August 31, 2006, the Company began development of a new line of internet-connected media center PCs for use in automobiles, based on proprietary software that voices email messages to users as they travel down the road.

B. FIXED ASSETS-UPDATED

Fixed assets are recorded at cost. Depreciation is provided for property and equipment using the straight-line method over the following estimated useful lives:

Description	Years

Vehicles	5
Computer Equipment	5
Office, Lab and Warehouse Equipment	7

C. ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - CASH AND CASH EQUIVALENTS

As of August 31, 2006, Cash and Cash Equivalents consisted of the following:

Cash	$69,193
Money Market Funds	607,324
$676,517

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2006

NOTE 3 - CONVERTIBLE NOTES

Convertible notes with a face amount of $1,500,000 were issued on April 14 and April 21, 2006 for proceeds, net of expenses and retainers to professionals, of $1,282,000, and bear interest at 10% per annum. The notes and accrued interest are payable in full at maturity in October, 2007. The notes are secured by substantially all assets of the Company.

The secured debentures are exchangeable, upon the closing of a Qualified Offering (sale for cash by the Company of senior secured convertible notes at levels defined in the related Term Sheet) for Exchange Securities consisting of Exchange Debentures, Exchange Warrants and Exchange Bonus Warrants. Each secured debenture shall automatically represent the ownership of an Exchange Debenture in the principal amount of the outstanding principal and interest. The Exchange Debentures, at the option of the note holders, may be converted to debentures with the same rights as debentures issued in the Qualified Offering except that they shall be at 75% of the conversion price of the debentures issued in the Qualified Offering. Exchange Warrants will be issued to the holders of the secured debentures in a ratio equal to those issued to the purchasers under the Qualified Offering should the Qualified Offering consist of issuance of securities combined with warrants. Holders shall also receive common stock purchase warrants, Exchange Bonus Warrants, exercisable for five years from the issue date for one share of common stock. Each holder will receive one Exchange Bonus Warrant for each four shares of common stock purchased. Exercise price of the Exchange Bonus Warrants is to be the same as the conversion price of the debentures issued in the Qualified Offering. The fair value of the warrants related to the secured debentures is deemed to be de minimus based on an independent appraisal.

Should the Qualified Offering take place, the maximum shares to be issued as a result of the conversion of the secured debentures and resulting Exchange Warrants and Exchange Bonus Warrants is estimated to be 5,800,000 shares of common stock. This estimate, determined by the Company’s outside counsel, is based on the assumption that the principal of each debenture will equal $.0375 per share on conversion and that $10 million will be raised in the Qualified Offering. This estimate is also based on the assumption that each debenture issued in the Qualified Offering will be exchangeable for Common Stock and not a combination of securities and warrants. The number of shares of common stock issued to the holders of the convertible notes could vary depending on, among other things, the make-up of the debentures issued in the Qualified Offering, the timing of the Qualified Offering, and the number of warrants exercised by the holders of the convertible notes.

As of November 2, 2006, the Qualified Offering described above had not been completed. Under the terms of the notes, if the Qualified Offering is not completed within six months of the issue dates of the notes (issue dates were April 14, 2006 and April 21, 2006), the Company would be in default on the notes and upon written demand of the note holders, all principal and interest would be immediately payable and a default interest rate of 18% would take effect retroactive to the respective note issuance dates. If the violation is not remedied by the next reporting period all principal and interest will become current and payable on demand. Upon default the interest rate increases from 10% to 18%, retroactive to the respective note issuance date. The default interest rate would have resulted in an additional interest accrual and expense of $45,111 totaling $101,500 as of August 31, 2006. No demand has been received and Management expects that the holders of the convertible notes will sign waivers of default upon request.

It is management’s expectation that the Qualified Offering will take place in November 2006. There can be no assurance given, however, that this offering will take place. The makeup of the debentures to be issued in the Qualified Offering and the quantity of the same will not be finalized until the Qualified Offering takes place.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2006

In the event the Qualified Offering takes place and the warrants discussed above are exercised, the Company is obligated to pay additional fees to the firm that provided the placement services for the convertible notes. The fee will consist of cash equal to ten percent of all amounts received by the Company in connection with the exercise of the warrants.

NOTE 4 - LONG-TERM LEASES

In June 2006 the Company entered into a lease agreement to lease its new office and warehouse space under an operating lease that expires in June 2011. The monthly base rent increases 3% each year, and the lessor provided a rent concession of $12,000 in the first year in exchange for 24,000 shares of the Company’s stock. For financial statement purposes, the Company will recognize monthly base rental expense of $8,225, as the Company recognizes rent expense on a straight-line basis over the term of the lease. In addition to the monthly rent, the Company is responsible for real estate taxes and insurance. The lease also provides for an early cancellation as of June 30, 2009, at the option of the Company. The conditions for the early cancellation are that the Company not be in default, provide written notice to the lessor 6 months prior to June 30, 2009 that they wish to cancel, and vacate the premises by June 30, 2009. Future minimum rental payments under the lease described above are as follows:
12 Months Ending August 31,	Amount

2007	$71,700
2008	100,500
2009	102,510
2010	105,586
2011	90,180

$470,476

Total rental expense (including base rent and other amounts due under the lease as described above) charged to operations for the three months ended August 31, 2006 and the period from October 7, 2005 (inception) to August 31, 2006 was $19,917 and $19,917, respectively.

NOTE 5 - NET LOSS PER SHARE

Net loss per share (basic) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the three months ended August 31, 2006 and the period from October 7, 2005 (inception) to August 31, 2006. Net loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2006

The following reconciles the denominators of basic and fully diluted earnings per share:

Denominator - Shares	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2006
Basic Weighted-Average Shares	20,017,478	9,001,848
Effect of Dilutive Securities	0	0
Fully Diluted Weighted-Average Shares	20,017,478	9,001,848

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company had the following non-cash transactions for the three months ended August 31, 2006 and for the period from October 7, 2005 (Inception) to August 31, 2006:

	Three Months Ended August 31, 2006		October 7, 2005 (Inception) through August 31, 2006
Office and lab equipment exchanged for stock	$		$2,500
Financing fees paid in exchange for stock			5,000
Financing fees paid out of proceeds from sale of convertible notes			207,204
Expenses paid out of proceeds from sale of convertible notes			1,578
Legal fees for related party paid out of proceeds from sale
of convertible notes			5,000
Prepaid expenses paid out of proceeds from sale of convertible notes			4,218
Rent concession exchanged for stock		12,000	12,000

The Company paid no cash for interest or income taxes for the three months ended August 31, 2006 or for the period from October 7, 2005 (Inception) to August 31, 2006.

NOTE 7 - INCOME TAXES

As of August 31, 2006, the provision (benefit) for income taxes consisted of the following components:

	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2006
Current	$0	$0
Deferred	(198,000)	(260,500)
	(198,000)	(260,500)
Adjustment of valuation allowance	198,000	260,500
	$0	$0

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2006

The reconciliation between the U.S. federal statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2006
Income tax provision at U.S. federal statutory rates	$(163,800)	$(215,500)
State income taxes	(34,200)	(45,000)
Adjustment of valuation allowance	198,000	260,500
	$0	$0

The net deferred tax asset in the accompanying balance sheet includes the following components:

Total long-term deferred tax asset:
Temporary differences related to development stage expenses	$260,500
Deferred tax asset valuation allowance	(260,500)
$0

 NOTE 8 - COMMITMENTS

The Company has an agreement with a law firm to represent the Company in connection with the filing of SEC Form SB-2 Registration Statement. The agreement provides for the payment of a total of $100,000 to the law firm, of which $50,000 had been paid as of August 31, 2006, with the balance of $50,000 payable at specific points during the process of the filing of the Registration Statement. In addition to the fees, the law firm will be compensated for their services with 50,000 shares of common stock of the Company, which shall be restricted shares to be included on the SB-2. The agreement does not state when the shares are due to be issued to the law firm. However, management believes the shares should be recorded only upon completion of the services.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the three months ended August 31, 2006 and the period from October 7, 2005 (Inception) through August 31, 2006:

In April, 2006, $5,000 was paid out of the proceeds from the closing of the sale of the convertible notes, to the Company’s attorney. This amount satisfied an old legal bill that was owed by a majority shareholder of the Company to the Company’s attorney. As of August 31, 2006, this amount is included in the balance sheet in due from related party. The amount is non-interest bearing and is due on demand.

In June, 2006, the Company purchased two used vehicles for a total cost of $32,885 from a company partially owned by two shareholders of the Company. The cost of both of the vehicles included fully functional mobile satellite antenna prototypes and other modifications to facilitate demonstrations of USTelematics’ products to the news media and prospective investors.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2006
Amounts paid to a company owned by a minority shareholder of the Company for product development and other labor services totaled $11,906 and $21,906 for the three months ended August 31, 2006 and the period from October 7, 2005 (Inception) through August 31, 2006, respectively.

Amounts paid to a minority shareholder of the Company for engineering services totaled $6,475 and $11,475 for the three months ended August 31, 2006 and the period from October 7, 2005 (Inception) through August 31, 2006, respectively.

NOTE 10 - IMPACT OF NEW ACCOUNTING STANDARDS RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 in its fiscal year beginning June 1, 2008. The Company has not determined the impact, if any, that this statement will have on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt Interpretation No. 48 in its fiscal year beginning June 1, 2007. The Company has not determined the impact, if any, that this interpretation will have on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in Part II of this report under “Item 1A. Risk Factors” and elsewhere in this report on Form 10-Q.

The following “Overview” section is a brief summary of the significant issues addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 1 of Part I of this report, “Financial Statements.”

Background

We were incorporated in October 2005 in the State of Delaware under the name Mobilier, Inc. for the purpose of engaging in the research, development, manufacturing and marketing of proprietary broadband telecommunications products for use in moving vehicles. Our initial principal hardware product is Voyager™, a patent-pending mobile antenna, capable of receiving DirecTV and Dish Network satellite TV broadcasts in moving vehicles. We are a development stage company and, to date, we have not sold any products or generated any revenues.

Plan of Operation and Financing Needs

To date we have not generated any revenues and we do not expect to generate revenues in the near future. We currently plan to start shipping our first products by the end of calendar 2006. We may not be able to start selling our products when planned or we may not be able to become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

Our initial focus during the next twelve months is the finalization of a number strategic alliances, the initialization of a PR campaign and the rolling out of our product. We also expect to hire approximately six new employees who will operate our Vehicular Systems Integration Center and ten employees to work in other areas.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and we may not be able to obtain the necessary financing. As a result, we are currently in discussions with various funding sources seeking funding for our current operations and additional funding as we develop our operations. In addition to any third-party financing we may obtain, we currently expect that loans from our stockholders may be a continuing source of liquidity to fund our operations. We are currently in discussions with prospective investors for a financing of at least $4,000,000.

To the extent that funds are insufficient to meet management's business plans, we intend to operate our e-commerce website focusing upon marketing of internet-connected car PCs (which can be done without raising more capital, albeit on a basis under which profitability is difficult to foresee), and/or seek alternative business opportunities in order to generate revenue.

Revenue Lines

We plan to generate four distinct lines of revenue in operationally unique ways as outlined here:

•	Telecommunication Hardware manufacturing;
•	E-Services Re-Selling;
•	Integration Services; and
•	Online Retail Store

“Telecommunication Hardware” refers to high technology custom manufacturing of physical electronic hardware systems including software, most of which are built or are being built to according to our own proprietary designs. Our target gross margin in this category is 50%.

“E-Service Re-Selling” means that we will act, during the initial activation of hardware products that we sell, as an agent to market certain wireless services that are made possible or better by our hardware products. DirecTV, Dish Network, Verizon and Sprint all offer sales commissions to us under these circumstances. Income in this category goes almost directly to our bottom line, with little associated expense.

“Integration Services” means (a) services performed at our own facility to install our hardware products into vehicles; and (b) installation performed by sub-contractors whereby we purchase such services at a discounted wholesale price and re-sell them to customers who purchase our hardware products. This includes installation services, activation services, and e-system-to-vehicle technical integration processes. The Integration Services operation we are building at our headquarters facility is intended to be an ongoing, experimental-yet-profit-generating pilot business model for the eventual establishment of franchise or agency operations as “stores-within-stores” at auto, marine and RV dealerships.

“Online Retail Store” refers to the Internet presence we are establishing at ustelematics.com. This online store will offer our own products and services as well as certain items and services produced by others that are complimentary to our product line. In keeping with our plan to create a pilot operation for licensing or franchising to auto, marine and RV dealerships, we also plan to partner with a national vehicle leasing finance institution and market new vehicles fully integrated with our technology, from our retail website. While we will not be “selling cars”, we will use our website as a marketing channel for a leasing company or companies that “sells cars” to consumers, whereby these cars are outfitted with our telecommunications products prior to consumer delivery.

Results of Operations

We account for our operations under accounting principles generally accepted in the United States of America. For the three months ended August 31, 2006, we had no sales. We incurred operating expenses of $438,102. As a result, for the three months ended August 31, 2006, we incurred a net loss of $468,101.

Of this, expenses included $12,000 paid to our landlord with common shares in lieu of cash; $36,444 in depreciation and amortization; $51,167 in prepaid expenses; $32,618 in accrued expenses and $37,500 in accrued interest. Net cash used in operating activities was $295,750.

Liquidity and Capital Resources

As of August 31, 2006, we had cash in the amount of $676,517 and a negative cash flow from operations for the three months ended August 31, 2006 of $295,750 . Since inception, we have been dependent upon proceeds from capital investment to fund our continuing activities.

During April 2006, we issued 10% secured debentures in the total principal amount of approximately $1,500,000 due in October 2007 to fourteen accredited investors. Under the terms of the subscription agreement, the debentures are exchangeable for debt instruments to be issued if and when we close a “Qualified Financing,” defined as the sale for cash of senior secured convertible notes generating proceeds of at least $4,000,000 in a private placement to accredited investors. The notes to be issued to the bridge investors in the exchange will be identical to the notes to be issued to the investors in the Qualified Financing, except that the conversion price of the notes to be issued to the bridge investors will be 25% lower than the other notes. As a result of our failure to complete a subsequent financing by October 24, 2006, we are now in default under the 10% secured debentures. Upon written notice by the holders, the debentures are immediately due and payable and the interest rate under these instruments is subject to increase to 18% per annum. To date, we have received no such notice. If the violation is not remedied by the next reporting period all principal and interest will become current and payable on demand.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. Accordingly, we will need to seek funding in the near future.

The report of the independent registered public accounting firm on our financial statements as of May 31, 2006, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Certificates Of Deposit

Certificates of deposit with a maturity date greater than three months and less than one year have been categorized as short term investments and are carried at cost which approximates fair value.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided for property and equipment using the straight-line method over seven years for both office equipment and lab equipment.

Deferred Charges

Financing fees incurred in connection with the placement of the convertible notes payable have been deferred and are being amortized over the 18-month term of the notes.

Intangible Assets

The Company amortizes intangible assets over their estimated useful lives, and evaluates for impairment on an annual basis.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference in the basis of reporting development stage expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Management Information System

Our website is being built on top of NetSuite, an Oracle-based accounting system that also serves as a management information system (M.I.S.), enterprise requirements planning system, and customer relationship management system for all aspects of our business. We have hired one person who is dedicated to managing our M.I.S. Netsuite can be accessed online by our management and accountants at any time of day, from any internet access point in the world, and is protected by encrypted, password-controlled security measures. As of our August 31, 2006, our e-commerce website remained “under construction” and will remain so until we are satisfied that it can function as an engine of revenue production itself. Our present timing objective for re-design, re-work and launch of ustelematics.com is end of this present calendar year 2006.

Internal Accounting & Financial Controls

Our accounting system is being built by an outside accounting firm located in the Chicago area. That firm is training our administrative staff and website managers on fully integrating NetSuite as a financial control throughout our business. It also acts to produce quarterly and year-end financial reports for presentation to our certified independent auditors, Blackman Kallick Bartelstein LLP of Chicago.

Item 3. Controls and Procedures.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Specifically, we believe that the lack of effective controls and procedures is due the small size of our operations in general and the size of our accounting department in particular. As a result of our limited financial resources, to date, we have been unable to expand the accounting department. However, we believe that as our financial situation improves, we will be able to hire additional accounting personnel and we intend to do so as soon as possible.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, we were not involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

During April 2006, we issued 10% secured debentures in the total principal amount of approximately $1,500,000 due in October 2007 to fourteen accredited investors. Under the terms of the subscription agreement, the debentures are exchangeable for debt instruments to be issued if and when we close a “Qualified Financing,” defined as the sale for cash of senior secured convertible notes generating proceeds of at least $4,000,000 in a private placement to accredited investors. The notes to be issued to the bridge investors in the exchange will be identical to the notes to be issued to the investors in the Qualified Financing, except that the conversion price of the notes to be issued to the bridge investors will be 25% lower than the other notes. As a result of our failure to complete a subsequent financing by October 24, 2006, we are now in default under the 10% secured debentures. Upon written notice by the holders, the debentures are immediately due and payable and the interest rate under these instruments is subject to increase to 18% per annum. To date, we have received no such notice.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USTELEMATICS, INC.

Date: November 20, 2006	By:	/s/ Howard Leventhal
Howard Leventhal
President

Date: November 20, 2006	By:	/s/ Howard Leventhal
Howard Leventhal Chief Financial Officer