Form 10QSB
period 2006-11-30
USTELEMATICS INC
filed 2007-01-16
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

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

There were 20,024,000 shares of the registrant's common stock outstanding as of January 10, 2007.

USTELEMATICS, INC.

FORM 10-QSB FOR THE FISCAL QUARTER
ENDED NOVEMBER 30, 2006

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)
November 30, 2006

Assets

Current Assets
Cash and Cash Equivalents	$400,048
Certificate of Deposit	102,620
Prepaid Expenses	2,500
Employee Expense Advances	2,733
Due from Related Parties	6,755

Total Current Assets	514,656

Fixed Assets
Vehicles	32,885
Office, Lab and Warehouse Equipment	10,371
Less Accumulated Depreciation	(3,319)

Total Fixed Assets	39,937

Other Assets

Deferred Financing Fees, net of accumulated amortization of $88,418	147,586
Deposits	20,735
Assets Not Placed in Service	34,487
Other Intangible Assets	1,699

Total Other Assets	204,507

Total Assets	$759,100

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)
November 30, 2006

Liabilities

Current Liabilities

Accounts Payable	$22,377
Checks in Excess of Cash on Deposit	43,672
Accrued Expenses	65,432
Accrued Interest	93,889

Total Current Liabilities	225,370

Noncurrent Liabilities

Convertible Notes Payable	1,500,000
Deferred Rent Liability	1,623

Total Noncurrent Liabilities	1,501,623

Total Liabilities	1,726,993

Stockholders' Equity <Deficit>

Preferred Stock: 10,000,000 shares authorized, no shares issued	-
Common Stock: par value $.0001, 250,000,000 shares authorized
20,024,000 shares issued	2,002
Additional Paid in Capital	17,498
Additional Paid in Capital - Warrants	1,261
Deficit Accumulated During the Development Stage	(988,654)

Total Stockholders' Deficit	(967,893)

Total Liabilities and Stockholders' Deficit	$759,100

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
For the Three and Six Months Ended November 30, 2006
and the Period from October 7, 2005(Inception) through November 30, 2006

	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2006

Sales	$-	$-	$-

Operating Expenses	340,976	779,078	909,177

Loss from Operations	(340,976)	(779,078)	(909,177)

Other Income/Expense

Interest Income	5,676	13,177	14,412
Interest Expense	(37,500)	(75,000)	(93,889)

Total Other Expense	(31,824)	(61,823)	(79,477)

Net Loss	$(372,800)	$(840,901)	$(988,654)

Net Loss Per Share

Basic	$(0.02)	$(0.04)	$(0.09)
Fully Diluted	$(0.02)	$(0.04)	$(0.09)

Weighted Average Shares (Basic)	20,024,000	20,020,721	11,389,981
Weighted Average Shares (Fully Diluted)	20,024,000	20,020,721	11,389,981

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
For the Three and Six Months Ended November 30, 2006
and the Period from October 7, 2005(Inception) through November 30, 2006

	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(372,800)	$(840,901)	$(988,654)

Noncash Items Included in Net Loss
Depreciation and amortization	37,430	73,874	91,737
Expenses paid directly from note closing proceeds	-	-	1,578
Expenses paid via issuance of stock warrants	1,261	1,261	1,261
Interest accrued on certificate of deposit	(1,207)	(2,412)	(2,620)

(Increase)/Decrease in Assets
Prepaid Expenses	-	45,718	1,718
Employee Expense Advances	(1,437)	(2,733)	(2,733)
Due From Related Parties	(1,755)	(1,755)	(1,755)

Increase/(Decrease) in Liabilities
Accounts Payable	7,297	22,143	22,377
Accrued Expenses	32,814	65,432	65,432
Accrued Payroll and Taxes	(8,886)	(6,609)	-
Accrued Interest	37,500	75,000	93,889
Deferred Rent Liability	8,174	13,623	13,623

Total Adjustments	111,191	283,542	284,507

Net Cash Used in Operating Activities	(261,609)	(557,359)	(704,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Checks Issued in Excess of Cash on Deposit	43,672	43,672	43,672
Purchase of Certificate of Deposit	-	-	(100,000)
Purchase of Fixed Assets	-	(40,756)	(40,756)
Purchase of Deposits	(245)	(20,735)	(20,735)
Purchase of Assets Not Placed in Service	(34,487)	(34,487)	(34,487)
Purchase of Other Intangible Assets	-	(100)	(1,699)

Net Cash Provided by (Used in) Investing Activities	8,940	(52,406)	(154,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Sale of Convertible Notes	-	-	1,282,000
Deferred Financing Fees	(23,800)	(23,800)	(23,800)

Net Cash (Used in) Provided by Financing Activities	(23,800)	(23,800)	1,258,200

Net (Decrease) Increase in Cash and Cash Equivalents	(276,469)	(633,565)	400,048
Cash and Cash Equivalents, beginning	676,517	1,033,613	-
Cash and Cash Equivalents, ending	$400,048	$400,048	$400,048

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
November 30, 2006

NOTE 1- SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended May 31, 2006 included in the Company’s Registration Statement on Form 10SB, as amended, which was originally filed August 18, 2006 and amended on December 11, 2006. In the opinion of the Company’s management, the financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

A. NATURE OF BUSINESS

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

During the six months ended November 30, 2006, the Company began development of a new line of internet-connected media center PCs for use in automobiles, based on proprietary software that voices email messages to users as they travel down the road.

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

D. ASSETS NOT PLACED IN SERVICE

Assets not placed in service represents costs associated with designing and building the Company’s website. The Company’s website is still in development and therefore these assets are not being depreciated.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
November 30, 2006

NOTE 2 - CASH AND CASH EQUIVALENTS

As of November 30, 2006, Cash and Cash Equivalents consisted of the following:

Cash	$600
Money Market Funds	399,448
$400,048

NOTE 3 - CONVERTIBLE NOTES

Convertible notes with a face amount of $1,500,000 were issued on April 14 and April 21, 2006 for proceeds, net of expenses and retainers to professionals, of $1,282,000, and bear interest at 10% per annum (“Bridge Financing”). The notes and accrued interest are payable in full at maturity in October, 2007. The notes are secured by substantially all assets of the Company.

The secured debentures are automatically exchangeable, upon the closing of a Qualified Offering (see below) (sale for cash by the Company of senior secured convertible notes at levels defined in the related Term Sheet) for Exchange Securities consisting of Exchange Debentures, Exchange Warrants and Exchange Bonus Warrants. Each secured debenture shall automatically represent the ownership of an Exchange Debenture in the principal amount of the outstanding principal and interest. The Exchange Debentures, at the option of the note holders, may be converted to debentures with the same rights as debentures issued in the Qualified Offering except that they shall be at 75% of the conversion price of the debentures issued in the Qualified Offering. Exchange Warrants will be issued to the holders of the secured debentures in a ratio equal to those issued to the purchasers under the Qualified Offering should the Qualified Offering consist of issuance of securities combined with warrants. Each Exchange Warrants is exchangeable for one share of common stock by holder. Holders shall also receive common stock purchase warrants, Exchange Bonus Warrants, exercisable for five years from the issue date for one share of common stock per each Exchange Bonus Warrants. Each holder will receive one Exchange Bonus Warrant for each four shares of common stock purchased with the holder having the same rights and benefits granted the holders of the Exchange Warrants. Exercise price of the Exchange Bonus Warrants is to be the same as the conversion price of the debentures issued in the Qualified Offering. The fair value of the warrants related to the secured debentures is deemed to be de minimus based on an independent appraisal.

On December 12, 2006, the Company entered into and consummated a securities purchase agreement, a Qualified Offering, with a group of accredited investors (the “Investors”) providing for the issuance to the Investors of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at the option of the Company, in registered shares of common stock of the Company. Upon an event of default, the stated interest rate of the Debentures will be increased to 18%. The Debentures mature two years from the date of issuance. All amounts due under the Debentures may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $0.50 per share. No conversions may take place if it would cause a holder of the Debentures to become the beneficial owner of more than 4.99% of the outstanding shares of common stock of the Company, which limitation is subject to waiver by an Investor upon 61 days prior written notice to the Company. The Company has granted a security interest in all of its assets to secure its obligations under the Notes.

The Company also issued to the holders of the Debentures Class A Warrants to purchase 7,130,000 shares of the Company’s common stock at $0.55 per share and Class B Warrants to purchase 3,565,000 shares of Common Stock at $0.75 per share (collectively, with the Bonus Warrants, as defined below, the “Warrants”). All Warrants are exercisable for a period of five years.

In addition, the Company issued debentures (the “Exchange Debentures”) in the principal amount of approximately $1,597,000 in exchange for debentures issued to a group of investors (the “Bridge Investors”) as the Bridge Financing. The Exchange Debentures are identical to the Debentures in all respects, except that the conversion price of the Exchange Debentures is $0.375. The Company also issued to the Bridge Investors Class A Warrants to purchase 4,259,726 shares of the Company’s common stock and Class B Warrants to purchase 2,129,863 shares of Common Stock at $0.55 per share and $0.75 per share, respectively. In addition, they received five-year warrants (the “Bonus Warrants”) to purchase an aggregate of 1,064,932 shares of common stock of the Company at $0.375 per share.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
November 30, 2006

Axiom Capital Management, Inc. (“Axiom”) acted as exclusive placement agent in connection with the sale of the Debentures and the Warrants as well as in connection with the Bridge Financing. For its services, Axiom received a cash fee equal to 10% of the proceeds from the sale of the securities considered the Qualified Offering. In addition, it received five-year warrants to purchase 1,113,000 shares of the Company’s common stock at a price equal to cash fee paid to Axiom divided by the conversion price of the Debentures.

The Company is currently reviewing accounting literature related to convertible instruments to determine the correct balance sheet classification of these instruments.

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

12 Months Ending November 30,	Amount

2007	$80,250
2008	100,950
2009	103,275
2010	106,375
2011	63,126

$453,976

Total rental expense (including base rent and other amounts due under the lease as described above) charged to operations for the three and six months ended November 30, 2006 and the period from October 7, 2005 (inception) to November 30, 2006 was $36,357, $56,274 and $56,274, respectively.

NOTE 5 - NET LOSS PER SHARE

Net loss per share (basic) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the three and six months ended November 30, 2006 and the period from October 7, 2005 (inception) to November 30, 2006. Net loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method. Such effects of the options and warrants are anti-dilutive for the periods presented and are accordingly not reflected in the per share calculations.

 USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
November 30, 2006

The following reconciles the denominators of basic and fully diluted earnings per share:

Denominator - Shares	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2006
Basic Weighted-Average Shares	20,024,000	20,020,721	11,389,981
Effect of Dilutive Securities	0	0	0
Fully Diluted Weighted-Average Shares	20,024,000	20,020,721	11,389,981

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company had the following non-cash transactions for the three and six months ended November 30, 2006 and for the period from October 7, 2005 (Inception) to November 30, 2006:

	Three Months Ended November 30, 2006		Six Months Ended November 30, 2006		October 7, 2005 (Inception) through November 30, 2006
Office and lab equipment exchanged for stock	$		$		$2,500
Financing fees paid in exchange for stock					5,000
Financing fees paid out of proceeds from sale of convertible notes					207,204
Expenses paid out of proceeds from sale of convertible notes					1,578
Legal fees for related party paid out of proceeds from sale
of convertible notes					5,000
Prepaid expenses paid out of proceeds from sale of convertible notes					4,218
Rent concession exchanged for stock				12,000	12,000
Expenses paid via issuance of stock warrants		1,261		1,261	1,261

The Company paid no cash for interest or income taxes for the three and six months ended November 30, 2006 or for the period from October 7, 2005 (Inception) to November 30, 2006.

NOTE 7 - INCOME TAXES

As of November 30, 2006, the provision (benefit) for income taxes consisted of the following components:

	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2006
Current	$0	$0	$0
Deferred	(148,000)	(334,000)	(394,000)
	(148,000)	(334,000)	(394,000)
Adjustment of valuation allowance	148,000	334,000	394,000
	$0	$0	$0

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
November 30, 2006

The reconciliation between the U.S. federal statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2006
Income tax provision (benefit) at U.S. federal statutory rates	$(121,000)	$(273,000)	$(322,000)
State income taxes benefit	(27,000)	(61,000)	(72,000)
Adjustment of valuation allowance	148,000	334,000	394,000
	$0	$0	$0

The net deferred tax asset in the accompanying balance sheet includes the following components:

Total long-term deferred tax asset:
Temporary differences related to development stage expenses	$394,000
Deferred tax asset valuation allowance	(394,000)
$0

NOTE 8 - COMMITMENTS

The Company has an agreement with a law firm to represent the Company in connection with the filing of SEC Form SB-2 Registration Statement. The agreement provides for the payment of a total of $100,000 to the law firm, of which $50,000 had been paid as of November 30, 2006, with the balance of $50,000 payable at specific points during the process of the filing of the Registration Statement. In addition to the fees, the law firm will be compensated for their services with 50,000 shares of common stock of the Company, which shall be restricted shares to be included on the SB-2. The agreement does not state when the shares are due to be issued to the law firm. However, management believes the shares should be recorded only upon completion of the services.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the three and six months ended November 30, 2006 and the period from October 7, 2005 (Inception) through November 30, 2006:

In April, 2006, $5,000 was paid out of the proceeds from the closing of the sale of the convertible notes, to the Company’s attorney. This amount satisfied an old legal bill that was owed by a majority shareholder of the Company to the Company’s attorney. As of November 30, 2006, this amount is included in the balance sheet in due from related parties. The amount is non-interest bearing and is due on demand. The loan was made to StealthMedia Labs, Inc. to secure legal services in connection with the completion of the Company’s bridge financing in April 2006. The law firm representing the Company in that financing was owed a large amount of fees for past services performed on behalf of StealthMedia Labs, Inc. and was unwilling to represent the Company in that transaction unless it was paid some back fees in connection with its previous representation of StealthMedia Labs, Inc. An additional amount is also due from a majority shareholder in the amount of $1,755 related to payroll expense.

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

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
November 30, 2006

Amounts paid to a company owned by a minority shareholder of the Company for product development and other labor services totaled $6,491, $18,397 and $28,397 for the three and six months ended November 30, 2006 and the period from October 7, 2005 (Inception) through November 30, 2006, respectively.

Amounts paid to a minority shareholder of the Company for engineering services totaled $0, $6,475 and $11,475 for the three and six months ended November 30, 2006 and the period from October 7, 2005 (Inception) through November 30, 2006, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

We were incorporated in October 2005 in the State of Delaware under the name Mobilier, Inc. for the purpose of engaging in the research, development, manufacturing and marketing of proprietary broadband telecommunications products for use in moving vehicles. Our initial principal hardware product is Voyager ™ , a patent-pending mobile antenna, capable of receiving DirecTV and Dish Network satellite TV broadcasts in moving vehicles. We are a development stage company and, to date, we have not sold any products or generated any revenues.

Plan of Operation and Financing Needs

To date we have not generated any revenues. We currently plan to start shipping our first products by the end of March, 2007. We may not be able to start selling our products when planned or that we will become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

Our initial focus during the next twelve months is the finalization of a number strategic alliances, the initialization of a PR campaign and the rolling out of our product. We also expect to hire approximately six new employees who will operate our Vehicular Systems Integration Center and ten employees to work in other areas.

On December 12, 2006, we entered into a securities purchase agreement with accredited investors providing for the issuance of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000. This will provide adequate financing for the coming year to begin production of our product.

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

“E-Services Re-Selling” means that we will act, during the initial activation of hardware products that we sell, as an agent to market certain wireless services that are made possible or better by our hardware products. DirecTV, Dish Network, Verizon and Sprint all offer sales commissions to us under these circumstances. Income in this category goes almost directly to our bottom line, with little associated expense.

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

Results of Operations for the three months ended November 30, 2006

We account for our operations under accounting principles generally accepted in the United States of America. For the three months ended November 30, 2006, we had no sales. We incurred operating expenses of $340,976. As a result, for the three months ended November 30, 2006, we incurred a net loss of $372,800.

Of this, expenses included $37,430 in depreciation and amortization; $32,814 in accrued expenses and $37,500 in accrued interest. Net cash used in operating activities was $261,609.

Results of Operations for the six months ended November 30, 2006

We account for our operations under accounting principles generally accepted in the United States of America. For the six months ended November 30, 2006, we had no sales. We incurred operating expenses of $779,078. As a result, for the six months ended November 30, 2006, we incurred a net loss of $840,901.

Of this, expenses included $12,000 paid to our landlord with common shares in lieu of cash; $73,874 in depreciation and amortization; $45,718 in prepaid expenses; $65,432 in accrued expenses and $75,000 in accrued interest. Net cash used in operating activities was $557,359.

Liquidity and Capital Resources

As of November 30 2006, we had cash in the amount of $400,048 and a negative cash flow from operations for the three and six months ended November 30, 2006 of $261,609 and $557,359, respectively. Since inception, we have been dependent upon proceeds from capital investment to fund our continuing activities.

During April 2006, we issued 10% secured debentures in the total principal amount of approximately $1,500,000 due in October 2007 to fourteen accredited investors. The debentures were exchanged in a financing completed in December 2006 that is discussed below.

On December 12, 2006, we entered into and consummated a securities purchase agreement with a group of accredited investors (the “Investors”) providing for the issuance to the Investors of our 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at our option (after the effective date of the Registration Statement, as defined below), in registered shares of our common stock (at a 20% discount to the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the interest payment due date). Upon an event of default, the interest rate of the Debentures will be increased to 18%. The Debentures mature two years from the date of issuance.

All amounts due under the Debentures may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of our common stock at a conversion price of $0.50. No conversions may take place if it would cause a holder of the Debentures to become the beneficial owner of more than 4.99% of the outstanding shares of our common stock, which limitation is subject to waiver by an Investor upon 61 days prior written notice to us. We have granted a security interest in all of our assets to secure our obligations under the Notes.

We also issued to the holders of the Debentures Class A Warrants to purchase 7,130,000 shares of common stock at $0.55 per share and Class B Warrants to purchase 3,565,000 shares of Common Stock at $0.75 per share (collectively, with the Bonus Warrants, as defined below, the “Warrants”). All Warrants are exercisable for a period of five years.

We also issued debentures (the “Exchange Debentures”) in the principal amount of approximately $1,597,000 in exchange for debentures issued to a group of investors (the “Bridge Investors”) on or after April 14, 2006 (the “Bridge Financing”). The Exchange Debentures are identical to the Debentures in all respects, except that the conversion price of the Exchange Debentures is $0.375.

We also issued to the Bridge Investors Class A Warrants to purchase 4,259,726 shares of our common stock and Class B Warrants to purchase 2,129,863 shares of Common Stock. In addition, they received five-year warrants (the “Bonus Warrants”) to purchase an aggregate of 1,064,932 shares of common stock of the Company at $0.375 per share.

We believe the proceeds from these financing transactions will provide adequate financing for the coming year to begin production of our product.

The report of the independent registered public accounting firm on our financial statements as of May 31, 2006, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern. The notes to those financial statements also disclose this issue.

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided for property and equipment using the straight-line method over five and seven years for both office equipment and lab equipment.

Deferred Charges

Financing fees incurred in connection with the placement of the convertible notes payable have been deferred and are being amortized over the 18-month term of the notes.

Assets Not Placed In Service

Assets not placed in service represents costs associated with designing and building the Company’s website. The Company’s website is still in development and therefore these assets are not being depreciated.

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

Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Internal Accounting & Financial Controls

Our accounting is being provided by an outside accounting firm located in the Chicago area. That firm is training our administrative staff and website managers on fully integrating NetSuite as a financial control throughout our business. It also acts to produce quarterly and year-end financial reports for presentation to our certified auditors, Blackman Kallick Bartelstein, LLP of Chicago.

Item 3. Controls and Procedures.

As of November 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Contributing to our conclusion was the recording of two journal entries to our November 30, 2006 financial statements, based upon issues identified by Blackman Kallick Bartelstein, LLP during their quarterly review, which they identified as material weaknesses. Our management agreed that the deficiencies underlying these entries constituted material weaknesses.

During the quarter ended November 30, 2006, our bookkeeping and financial accounting functions were performed by a small local CPA firm. We have since retained a large national accounting firm to manage our internal accounting and financial reporting systems. That firm has been allowed full-time, unfiltered, internal-level access to our real time electronic accounting system. It works in concert with an internal salaried employee, our Management Information System Manager, to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported promptly and accurately. As a result, we believe that we have corrected the material deficiencies that existed at November 30, 2006.

We believe that the collective institutional resources at our disposal through the current service arrangements with this outside accounting firm are preferable to those that might be found in any one individual full-time employee. As the Company matures and the volume of transactions increases, we are likely to modify this arrangement and expand our in-house bookkeeping and accounting capabilities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, we were not involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On December 12, 2006, Company entered into and consummated a securities purchase agreement with a group of accredited investors as disclosed in the Company’s Form 8K (File No 000-52193) dated December 15, 2006.

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

USTELEMATICS, INC.

Date: January 12, 2007	By:	/s/ Howard Leventhal
Howard Leventhal
President

Date: January 12, 2007	By:	/s/ Howard Leventhal
Howard Leventhal Chief Financial Officer