Form 10QSB/A
period 2006-08-31
USTELEMATICS INC
filed 2007-01-25
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1

To

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_______TO_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	A ccelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐   No   ☒ .

There were 20,017,478 shares of the registrant's common stock outstanding as of October 30, 2006.

EXPLANATORY NOTE

USTelematics, Inc. filed its Quarterly Report on Form 10-QSB for the three-month period ended August 31, 2005 with the Securities and Exchange Commission on October 24, 2006. The following item of that report is hereby amended:

(i) Part I, Item 3 (Controls and Procedures).

PART I - FINANCIAL INFORMATION

Item 3. Controls and Procedures.

As of August 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Contributing to our conclusion was the recording of two journal entries to our November 30, 2006 financial statements, based upon issues identified by Blackman Kallick Bartelstein, LLP during their quarterly review, which they identified as material weaknesses. Our management agreed that the deficiencies underlying these entries constituted material weaknesses.

During the quarter ended August 31, 2006 and November 30, 2006, our bookkeeping and financial accounting functions were performed by a small local CPA firm. We have since retained a large national accounting firm to manage our internal accounting and financial reporting systems. That firm has been allowed full-time, unfiltered, internal-level access to our real time electronic accounting system. It works in concert with an internal salaried employee, our Management Information System Manager, to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported promptly and accurately. As a result, we believe that we have corrected the material deficiencies that existed at August 31, 2006.

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

USTELEMATICS, INC.

Date: January 25, 2007	By:	/s/ Howard Leventhal
Howard Leventhal President

Date: January 25, 2007	By:	/s/ Howard Leventhal
Howard Leventhal Chief Financial Officer