Form 10QSB/A
period 2006-08-31
USTELEMATICS INC
filed 2007-02-13
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2

To

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

EXPLANATORY NOTE

USTelematics, Inc. (the “Company”) filed its Quarterly Report on Form 10-QSB for the three-month period ended August 31, 2006 with the Securities and Exchange Commission on October 24, 2006. On January 25, 2007, the Company filed an amendment to that report. The following item of that report is hereby amended further:

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

During the quarter ended August 31, 2006 and November 30, 2006, our bookkeeping and financial accounting functions were performed by a small local CPA firm. We have since retained a large national accounting firm to manage our internal accounting and financial reporting systems. That firm has been allowed full-time, unfiltered, internal-level access to our real time electronic accounting system. It works in concert with an internal salaried employee, our Management Information System Manager, to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported promptly and accurately. As a result, we believe that we have corrected the material deficiencies that existed at August 31, 2006. The level of compensation paid to new accounting firm is comparable to the compensation previously paid to the local CPA firm.

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

Changes in Internal Controls

There have been significant changes in our internal controls that could significantly affect those controls subsequent to the date of their last evaluation.  As detailed above, in December 2006, we retained a large national accounting firm to manage our internal accounting and financial reporting systems. We believe that these steps have enhanced our financial disclosures.

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

USTELEMATICS, INC.

Date: February 12, 2007	By:	/s/ Howard Leventhal
Howard Leventhal President

Date: February 12, 2007	By:	/s/ Howard Leventhal
Howard Leventhal Chief Financial Officer