Form 10QSB
period 2007-02-28
USTELEMATICS INC
filed 2007-04-16
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

There were 20,024,000 shares of the registrant's common stock outstanding as of April 10, 2007.

USTELEMATICS, INC.

FORM 10-QSB FOR THE FISCAL QUARTER
ENDED FEBRUARY 28, 2007

-i-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)
February 28, 2007

Assets

Current Assets
Cash and Cash Equivalents	$2,875,288
Certificate of Deposit	103,831
Inventory	7,007
Prepaid Expenses	9,546
Employee Expense Advances	831
Due from Related Parties	5,214

Total Current Assets	3,001,717

Fixed Assets
Vehicles	56,531
Office, Lab and Warehouse Equipment	43,247
Leasehold Improvements	6,357
Less Accumulated Depreciation	(7,397)

Total Fixed Assets	98,738

Other Assets
Deferred Financing Fees, Net of Accumulated Amortization of $115,195	856,425
Deposits	20,735
Assets Not Placed in Service	35,865
Other Intangible Assets	15,025

Total Other Assets	928,050

Total Assets	$4,028,505

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)
February 28, 2007

Liabilities

Current Liabilities
Accounts Payable	$59,932
Accrued Expenses	3,949
Accrued Interest	116,145

Total Current Liabilities	180,026

Noncurrent Liabilities
Convertible Notes Payable	1,485,511
Derivative Liabilities	10,463,984
Deferred Rent Liability	9,797

Total Noncurrent Liabilities	11,959,292

Total Liabilities	12,139,318

Stockholders' Equity <Deficit>

Preferred Stock: 10,000,000 Shares Authorized; No Shares Issued	—
Common Stock: Par Value $.0001, 250,000,000 Shares Authorized; 20,024,000 Shares Issued	2,002
Additional Paid in Capital	17,498
Additional Paid in Capital - Warrants	467,052
Deficit Accumulated During the Development Stage	(8,597,365)

Total Stockholders' Deficit	(8,110,813)

Total Liabilities and Stockholders' Deficit	$4,028,505

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
For the Three and Nine Months Ended February 28, 2007
and the Period from October 7, 2005 (Inception) through February 28, 2007

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007

Sales	$—	$—	$—

Research and Development Expense	200,031	416,336	481,183
General and Administrative Expense	227,018	789,791	855,045

Total Operating Expenses	427,049	1,206,127	1,336,228

Loss from Operations	(427,049)	(1,206,127)	(1,336,228)

Other Income (Expense)
Derivative Expense, Net	(2,550,811)	(2,550,811)	(2,550,811)
Loss on Extinguishment of Debt	(4,181,659)	(4,181,659)	(4,181,659)
Interest Income	27,804	40,981	42,217
Interest Expense	(476,995)	(551,995)	(570,884)

Total Other Expense, Net	(7,181,661)	(7,243,484)	(7,261,137)

Net Loss	$(7,608,710)	$(8,449,611)	$(8,597,365)

Net Loss Per Share

Basic	$(0.38)	$(0.42)	$(0.67)
Fully Diluted	$(0.38)	$(0.42)	$(0.67)

Weighted Average Shares (Basic)	20,024,000	20,021,802	12,913,631
Weighted Average Shares (Fully Diluted)	20,024,000	20,021,802	12,913,631

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
For the Three and Nine Months Ended February 28, 2007
and the Period from October 7, 2005 (Inception) through February 28, 2007

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,608,710)	$(8,449,611)	$(8,597,365)

Noncash Items Included in Net Loss
Depreciation and Amortization	4,078	77,952	95,815
Expenses Paid Directly from Note Closing Proceeds	—	—	1,578
Expenses Paid Via Issuance of Stock Warrants	—	1,261	1,261
Derivative Expense, Net	2,550,811	2,550,811	2,550,811
Loss on Debt Extinguishment	4,181,659	4,181,659	4,181,659
Amortization of Debt Discount	242,147	242,147	242,147
Amortization of Deferred Financing Fees	115,195	115,195	115,195
Interest Accrued on Certificate of Deposit	(1,211)	(3,623)	(3,831)

(Increase)/Decrease in Assets
Inventory	(7,007)	(7,007)	(7,007)
Prepaid Expenses	(7,046)	38,672	(5,328)
Employee Expense Advances	1,902	(831)	(831)
Due From Related Parties	1,541	(214)	(214)

Increase/(Decrease) in Liabilities
Accounts Payable	37,555	59,698	59,933
Accrued Expenses	(61,483)	3,949	3,949
Accrued Payroll and Taxes	—	(6,609)	—
Accrued Interest	119,653	194,653	213,542
Deferred Rent Liability	8,174	21,797	21,797

Total Adjustments	7,185,968	7,469,510	7,470,476

Net Cash Used in Operating Activities	(422,742)	(980,101)	(1,126,889)

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows, Continued
(Unaudited)
For the Three and Nine Months Ended February 28, 2007
and the Period from October 7, 2005 (Inception) through February 28, 2007

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	—	—	(100,000)
Purchase of Fixed Assets	(62,880)	(103,636)	(103,636)
Purchase of Deposits	—	(20,735)	(20,735)
Purchase of Assets Not Placed in Service	(1,378)	(35,865)	(35,865)
Purchase of Other Intangible Assets	(13,326)	(13,426)	(15,025)

Net Cash Used in Investing Activities	(77,584)	(173,662)	(275,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Checks Issued in Excess of Cash on Deposit	(43,672)	—	—
Proceeds from Sale of Convertible Notes Payable	3,073,535	3,073,535	4,355,535
Deferred Financing Fees	(54,297)	(78,097)	(78,097)

Net Cash Provided by Financing Activities	2,975,566	2,995,438	4,277,438

Net Increase in Cash and Cash Equivalents	2,475,240	1,841,675	2,875,288
Cash and Cash Equivalents, Beginning	400,048	1,033,613	—

Cash and Cash Equivalents, Ending	$2,875,288	$2,875,288	$2,875,288

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

NOTE 1 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended May 31, 2006 included in the Company’s Registration Statement on Form 10SB, as amended, which was originally filed August 18, 2006 and amended on January 25, 2007. The Company filed a Form SB-2 on January 22, 2007 and amended on March 16, 2007, in order to register 11,489,724 shares of stock to be sold at a maximum offering price of $0.75 per share. In the opinion of the Company’s management, the financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

During the nine months ended February 28, 2007, the Company began development of a new line of internet-connected media center PCs for use in automobiles, based on proprietary software that voices email messages to users as they travel down the road.

B.  FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is provided for property and equipment using the straight-line method over the following estimated useful lives:

Description	Years

Vehicles	5
Computer Equipment	5
Office, Lab and Warehouse Equipment	7
Leasehold Improvements	Life of Lease

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

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

NOTE 1 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

E.  INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company purchased licenses for certain types of software necessary for certain of the Company’s products that will be resold to customers once sales commence.

F.  RESEARCH AND DEVELOPMENT

The Company expenses the cost of research and development as incurred.

G.  FINANCIAL INSTRUMENTS

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, certificate of deposit, accounts payable, accrued expenses, convertible notes payable and derivative financial instruments.

The Company carries cash and cash equivalents, certificate of deposit, accounts receivable, accounts payable and accrued expenses at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company carries convertible notes payable at fair value based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The following table summarizes the components of derivative liabilities as of February 28, 2007:

Compound derivative financial instruments that have been bifurcated from the following financing arrangements:
$3,565,000 Convertible Debentures	$1,964,549
$1,597,000 Convertible Exchange Debentures	1,045,149

Freestanding derivative contracts arising from financing arrangements:
Series A Warrants issued with $3,565,000 Convertible Debentures	2,929,717
Series B Warrants issued with $3,565,000 Convertible Debentures	1,453,094
Series A Warrants issued with $1,597,000 Convertible Exchange Debentures	1,750,321
Series B Warrants issued with $1,597,000 Convertible Exchange Debentures	868,132
Bonus Warrants issued with $1,597,000 Convertible Exchange Debentures	453,022

$10,463,984

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

NOTE 1 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on the Company’s income (loss) associated with the initial recording and subsequent changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended February 28, 2007 and the period from October 7, 2005 (inception) to February 28, 2007:

Derivative income (expense)	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007
$3,565,000 Convertible Debentures and Warrants	$(2,782,360)	$(2,782,360)	$(2,782,360)
$1,597,000 Convertible Exchange Debentures and Warrants	231,549	231,549	231,549
	$(2,550,811)	$(2,550,811)	$(2,550,811)

The derivative liabilities as of February 28, 2007, and our derivative losses during the three and nine months ended February 28, 2007 and the period from October 7, 2005 (inception) to February 28, 2007 are significant to the financial statements. The magnitude of the derivative income (expense) amounts for each of the periods reflect the following:

(a)
During the quarter ended February 28, 2007, the Company’s stock had not started trading on the markets and based on information available the market price per share used in the calculations above was $0.50 per share. The market price per share was an agreed upon price arrived at through an arms-lengths transaction between the bond holders and the Company in arriving at the valuation of the Company.

(b)
During the nine months ended February 28, 2007, the Company entered into a $3,565,000 Convertible Debentures arrangement, more fully discussed in Note 3. In connection with our accounting for this financing the Company encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,871,063. The Company did not enter into any other financing arrangements during the periods reported that reflected day-one losses.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

NOTE 1 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table summarizes the number of common shares indexed to the derivative financial instruments as of February 28, 2007:

Financing arrangement:	Conversion Feature	Warrants	Total
$3,565,000 Convertible Debentures and Warrants	7,130,000	10,695,000	17,825,000
$1,597,000 Convertible Exchange Debentures and Warrants	4,259,726	7,454,521	11,714,247
	11,389,726	18,149,521	29,539,247

In addition, to these instruments the Company also issued common stock purchase warrants to a placement agent for the purchase of 1,113,000 shares of common stock.

NOTE 2 - CASH AND CASH EQUIVALENTS

As of February 28, 2007, Cash and Cash Equivalents consisted of the following:

Cash	$37,315
Money Market Funds	2,837,973
$2,875,288

NOTE 3 - CONVERTIBLE NOTES

Convertible notes with a face amount of $1,500,000 were issued on April 14 and April 21, 2006 for proceeds, net of expenses and retainers to professionals, of $1,282,000, and bore interest at 10% per annum (“Bridge Financing”). The notes and accrued interest were payable in full at maturity in October, 2007. The notes were secured by substantially all assets of the Company. The secured debentures were automatically exchanged, upon the closing of the Qualified Offering (see below) (sale for cash by the Company of senior secured convertible notes at levels defined in the related Term Sheet) for Exchange Securities consisting of Exchange Debentures, Exchange Warrants and Exchange Bonus Warrants. Each secured debenture was automatically represented in the ownership of an Exchange Debenture in the principal amount of the outstanding principal and interest. The Exchange Debentures, at the option of the note holders, may have been converted to debentures with the same rights as debentures issued in the Qualified Offering except that they would have been at 75% of the conversion price of the debentures issued in the Qualified Offering. Exchange Warrants were issued to the holders of the secured debentures in a ratio equal to those issued to the purchasers under the Qualified Offering since the Qualified Offering consisted of issuance of securities combined with warrants. Each Exchange Warrants is exchangeable for one share of common stock by holder. Holders also received common stock purchase warrants, Exchange Bonus Warrants, exercisable for five years from the issue date for one share of common stock per each Exchange Bonus Warrants. Each holder received one Exchange Bonus Warrant for each four shares of common stock purchased with the holder having the same rights and benefits granted the holders of the Exchange Warrants. Exercise price of the Exchange Bonus Warrants is same as the conversion price of the debentures issued in the Qualified Offering. In April 2006, the fair value of the warrants related to the secured debentures was deemed to be de minimus based on an independent appraisal.

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
February 28, 2007

NOTE 3 - CONVERTIBLE NOTES

The Company also issued to the holders of the Debentures Class A Warrants to purchase 7,130,000 shares of the Company’s common stock at $0.55 per share and Class B Warrants to purchase 3,565,000 shares of Common Stock at $0.75 per share (collectively, with the Bonus Warrants, as defined below, the “Warrants”). All Warrants are exercisable for a period of five years.

In addition, the Company issued debentures (the “Exchange Debentures”) in the principal amount of approximately $1,597,000 in exchange for debentures issued to a group of investors (the “Bridge Investors”) in the Bridge Financing. The Exchange Debentures are identical to the Debentures in all respects, except that the conversion price of the Exchange Debentures is $0.375. The Company also issued to the Bridge Investors Class A Warrants to purchase 4,259,726 shares of the Company’s common stock and Class B Warrants to purchase 2,129,863 shares of Common Stock at $0.55 per share and $0.75 per share, respectively. In addition, they received five-year warrants (the “Bonus Warrants”) to purchase an aggregate of 1,064,932 shares of common stock of the Company at $0.375 per share. The terms of the exchange resulted in the treatment of the transaction as a debt extinguishment, resulting in a loss of $4,181,659.

In the valuation of both the Debentures and the Exchange Debentures, the Company concluded that the conversion features were not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and they did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

The Company estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fairly value complex derivative instruments. The Company estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fairly value freestanding warrants. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the convertible note financings:

Derivative income	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007
$3,565,000 Convertible Debentures and Warrants Compound derivative	$29,168	$29,168	$29,168
Warrant derivative	$59,536	$59,536	$59,536
$1,597,000 Convertible Exchange Debentures and Warrants
Compound derivative	$191,081	$191,081	$191,081
Warrant derivative	$40,468	$40,468	$40,468

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by the credit risk associated with the Company’s financial instruments. The fair value of the warrant derivative is significantly affected by the estimate used in the Company’s trading stock price. Future changes in underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

NOTE 3 - CONVERTIBLE NOTES

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method.

Derivative warrant fair values are calculated using the Black-Scholes-Merton valuation technique. Significant assumptions as of February 28, 2007, corresponding to each of the series of warrants are as follows:

$3,565,000 Convertible Debentures and Warrants	Series A	Series B	Placement Agent
Trading Market Price	$0.500	$0.500	$0.500
Strike Price	$0.550	$0.750	$0.500
Volatility	119%	119%	119%
Risk-free rate	4.52%	4.52%	4.52%
Remaining term/life (years)	4.75	4.75	4.75

$1,597,000 Convertible Exchange Debentures and Warrants	Series A	Series B	Bonus
Trading Market Price	$0.500	$0.500	$0.500
Strike Price	$0.550	$0.750	$0.375
Volatility	119%	119%	119%
Risk-free rate	4.52%	4.52%	4.52%
Remaining term/life (years)	4.75	4.75	4.75

Future fair value changes are significantly influenced by our trading common stock prices. As previously discussed herein, changes in fair value of derivative financial instruments are reflected in earnings.

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

Pursuant to the financing arrangement entered into on December 12, 2006, the Company was required to make an interest payment on the Convertible Notes on February 28, 2007 (February Payment). The Company and the Convertible Note Holders entered into an extension for the February Payment until May 31, 2007.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

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

12 Months Ending February 28,	Amount

2007	$88,800
2008	101,400
2009	104,040
2010	107,164
2011	36,072

$437,476

Total rental expense (including base rent and other amounts due under the lease as described above) charged to operations for the three and nine months ended February 28, 2007 and the period from October 7, 2005 (inception) to February 28, 2007 was $22,266, $78,540 and $78,540, respectively.

NOTE 5 - NET LOSS PER SHARE

Net loss per share (basic) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the three and nine months ended February 28, 2007 and the period from October 7, 2005 (inception) to February 28, 2007. Net loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method. Such effects of the options and warrants are anti-dilutive for the periods presented and are accordingly not reflected in the per share calculations.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

The following reconciles the denominators of basic and fully diluted earnings per share:

Denominator - Shares	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007
Basic Weighted-Average Shares	20,024,000	20,021,802	12,913,631
Effect of Dilutive Securities	0	0	0
Fully Diluted Weighted-Average Shares	20,024,000	20,021,802	12,913,631

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company had the following non-cash transactions for the three and nine months ended February 28, 2007 and for the period from October 7, 2005 (Inception) to February 28, 2007:

	Three Months Ended February 28, 2007		Nine Months Ended February 28, 2007		October 7, 2005 (Inception) through February 28, 2007
Office and lab equipment exchanged for stock	$		$		$2,500
Financing fees paid in exchange for stock					5,000
Financing fees paid out of proceeds from sale of convertible notes		957,256		957,256	1,164,460
Expenses paid out of proceeds from sale of convertible notes					1,578
Legal fees for related party paid out of proceeds from sale
of convertible notes					5,000
Prepaid expenses paid out of proceeds from sale of convertible notes					4,218
Rent concession exchanged for stock				12,000	12,000
Expenses paid via issuance of stock warrants				1,261	1,261

The Company paid no cash for interest or income taxes for the three and nine months ended February 28, 2007 or for the period from October 7, 2005 (Inception) to February 28, 2007.

NOTE 7 - INCOME TAXES

As of February 28, 2007, the provision (benefit) for income taxes consisted of the following components:

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007
Current	$0	$0	$0
Deferred	(238,200)	(572,200)	(634,700)
	(238,200)	(572,200)	(634,700)
Adjustment of valuation allowance	238,200	572,200	634,700
	$0	$0	$0

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

The reconciliation between the U.S. federal statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 28, 2007
Income tax provision (benefit) at U.S. federal statutory rates	$(198,400)	$(471,400)	$(523,100)
State income taxes benefit	(39,800)	(100,800)	(111,600)
Adjustment of valuation allowance	238,200	572,200	634,700
	$0	$0	$0

The net deferred tax asset in the accompanying balance sheet includes the following components:

Total long-term deferred tax asset:
Temporary differences related to development stage expenses	$296,500
Research and development tax credit	27,100
Net operating loss carryforward	285,100
Other temporary differences	26,000
634,700
Deferred tax asset valuation allowance	(634,700)
$0

NOTE 8 - COMMITMENTS

The Company has an agreement with a law firm to represent the Company in connection with the filing of SEC Form SB-2 Registration Statement. The agreement provides for the payment of a total of $100,000 to the law firm, of which $50,000 had been paid as of February 28, 2007, with the balance of $50,000 payable at specific points during the process of the filing of the Registration Statement. In addition to the fees, the law firm will be compensated for their services with 50,000 shares of common stock of the Company, which shall be restricted shares to be included on the SB-2. The agreement does not state when the shares are due to be issued to the law firm. However, management believes the shares should be recorded only upon completion of the services.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the three and nine months ended February 28, 2007 and the period from October 7, 2005 (Inception) through February 28, 2007:

In April, 2006, $5,000 was paid out of the proceeds from the closing of the sale of the convertible notes, to the Company’s attorney. This amount satisfied an old legal bill that was owed by a majority shareholder of the Company to the Company’s attorney. As of February 28, 2007, this amount is included in the balance sheet in due from related parties. The amount is non-interest bearing and is due on demand. The loan was made to StealthMedia Labs, Inc. to secure legal services in connection with the completion of the Company’s bridge financing in April 2006. The law firm representing the Company in that financing was owed a large amount of fees for past services performed on behalf of StealthMedia Labs, Inc. and was unwilling to represent the Company in that transaction unless it was paid some back fees in connection with its previous representation of StealthMedia Labs, Inc. An additional amount is also due from a majority shareholder in the amount of $214 related to payroll expense.

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

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
(Unaudited)
February 28, 2007

Amounts paid to a company owned by a minority shareholder of the Company for product development and other labor services totaled $0, $18,397 and $28,397 for the three and nine months ended February 28, 2007 and the period from October 7, 2005 (Inception) through February 28, 2007, respectively.

Amounts paid to a minority shareholder of the Company for engineering services totaled $0, $6,475 and $11,475 for the three and nine months ended February 28, 2007 and the period from October 7, 2005 (Inception) through February 28, 2007, respectively.

NOTE 10 - IMPACT OF NEW ACCOUNTING STANDARDS RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. The Company is evaluating the impact of this new statement on our financial statements.

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

Background

The Company was incorporated in October 2005 in the State of Delaware under the name Mobilier, Inc. for the purpose of engaging in the research, development, manufacturing and marketing of proprietary broadband telecommunications products for use in moving vehicles. Our initial principal hardware product is Voyager ™ , a patent-pending mobile antenna, capable of receiving DirecTV and Dish Network satellite TV broadcasts in moving vehicles. The Company is a development stage company and, to date, has not sold any products or generated any revenues.

Plan of Operation and Financing Needs

To date we have not generated any revenues. The Company currently plans to start shipping our first products by the end of the first quarter of fiscal year end May 31, 2008. We may not be able to start selling our products when planned or that we will become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

Our initial focus during the next twelve months is the finalization of a number strategic alliances, the initialization of a PR campaign and the rolling out of our product. We also expect to hire approximately six new employees who will operate our Vehicular Systems Integration Center and ten employees to work in other areas.

On December 12, 2006, we entered into a securities purchase agreement with accredited investors providing for the issuance of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000. This will provide adequate financing for the calendar year to begin production of our product.

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

“E-Services re-selling” means that we will act, during the initial activation of hardware products that we sell, as an agent to market certain wireless services that are delivered through our hardware products. DirecTV, Dish Network, Verizon and Sprint all offer sales commissions to us under these circumstances. Income in this category is expected to add directly to our bottom line, with little associated expense.

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

Results of Operations for the three months ended February 28, 2007

The Company was inactive prior to April, 2006 and therefore no information is available for comparative purposes. We account for our operations under accounting principles generally accepted in the United States of America. For the three months ended February 28, 2007, we had no sales. We incurred operating expenses of $427,049. Due to the December 12, 2006 financing, we incurred a loss on extinguishment of the Bridge Financing of $4,181,659 and derivative expenses associated with the derivative financial instruments of $2,550,811. As a result, for the three months ended February 28, 2007, we incurred a net loss of $7,608,710.

Of this, expenses included $4,078 in depreciation and amortization; amortization of debt discount and deferred finance costs of $357,342 and $119,653 in accrued interest. Net cash used in operating activities was $422,742.

Results of Operations for the nine months ended February 28, 2007

The Company was inactive prior to April, 2006 and therefore no information is available for comparative purposes. For the nine months ended February 28, 2007, we had no sales. We incurred operating expenses of $1,206,127. Due to December 12, 2006 financing, we incurred a loss on extinguishment of the Bridge Financing of $4,181,659 and derivative expenses associated with the derivative financial instruments of $2,550,811. As a result, for the nine months ended February 28, 2007, we incurred a net loss of $8,449,611.

Of this, expenses included $12,000 paid to our landlord with common shares in lieu of cash; $77,952 in depreciation and amortization; $38,672 in prepaid expenses; $3,949 accrued expenses and $194,653 in accrued interest. Net cash used in operating activities was $980,101.

Liquidity and Capital Resources

As of February 28, 2007, we had cash in the amount of $2,875,288 and a negative cash flow from operations for the three and nine months ended February 28, 2007 of $422,742 and $980,101, respectively. Since inception, we have been dependent upon proceeds from capital investment to fund our continuing activities.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $(7,127,637), $(7,819,664) and $(7,930,665) for the three months ended February 28, 2007, the nine months ended February 28, 2007, and the period from our inception (October 7, 2005) through February 28, 2007, respectively. We provide information and analysis regarding our EBITDA, which is a non-GAAP measure, because our investors have advised us that such information is relevant and important to their investment decisions.

EBITDA for each period reflects our actual operating losses of $(427,049), $(1,206,127) and $(1,336,228) for the three months ended February 28, 2007, the nine months ended February 28, 2007, and the period from our inception (October 7, 2005) through February 28, 2007, respectively, less depreciation and amortization on our long-lived assets, plus the effects of certain material non-cash charges for debt extinguishment and day-one derivative losses amount to $(4,181,659) and $(2,550,811), respectively. We do not currently anticipate additional debt extinguishment charges in future periods. Our derivative expense (or income) results from carrying our derivative financial instruments at fair values, which is expected to fluctuate from period-to-period. Accordingly, we anticipate further effects that are not currently predictable, in future periods that such derivative financial instruments are outstanding and required to be carried as liabilities.

The following table illustrates the reconciliation between EBITDA and the closest comparable GAAP measure, net cash used in operating activities, discussed elsewhere herein:

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) Through February 28, 2007
EBITDA	$(7,127,637)	$(7,819,664)	$(7,930,665)
Loss on debt extinguishment	4,181,659	4,181,659	4,181,659
Derivative expense, net	2,550,811	2,550,811	2,550,811
Changes in operating assets and liabilities, net	(27,575)	107,093	71,306
Net cash used in operating activities	$(422,742)	$(980,101)	$(1,126,889)

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

We also issued debentures (the “Exchange Debentures”) in the principal amount of approximately $1,597,000 in exchange for debentures issued to a group of investors (the “Bridge Investors”) that advanced funds to us during April, 2006 (the “Bridge Financing”). The Exchange Debentures are identical to the Debentures in all respects, except that the conversion price of the Exchange Debentures is $0.375.

We also issued to the Bridge Investors Class A Warrants to purchase 4,259,726 shares of our common stock and Class B Warrants to purchase 2,129,863 shares of Common Stock. In addition, they received five-year warrants (the “Bonus Warrants”) to purchase an aggregate of 1,064,932 shares of common stock of the Company at $0.375 per share.

We believe the proceeds from these financing transactions will provide adequate financing for the calendar year to begin production of our product.

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

Deferred Charges

Financing fees incurred in connection with the placement of the convertible notes payable have been deferred and are being amortized over the 24-month term of the notes.

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

Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

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

Item 3.  Controls and Procedures.

As of February 28, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On December 12, 2006, Company entered into and consummated a securities purchase agreement with a group of accredited investors as disclosed in the Company’s Form 8K (File No 000-52193) filed on December 15, 2006.

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

USTELEMATICS, INC.

Date: April 16, 2007	By:	/s/ Howard Leventhal
Howard Leventhal
President

Date: April 16, 2007	By:	/s/ Howard Leventhal
Howard Leventhal Chief Financial Officer