Form 10KSB
period 2007-05-31
USTELEMATICS INC
filed 2007-09-13
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-52193

USTELEMATICS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-3600207
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

335 Richert Drive, Wood Dale, Illinois	60191
(Address of Principal Executive Offices)	(Zip Code)

(630) 595-0049
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock ($0.0001 par value)
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the registrant's common stock held by non-affiliates based on the OTC Bulletin Board closing price as of August 28, 2007, was approximately $729,580. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

As of August 28, 2007, the issuer had outstanding 20,122,356 shares of common stock.

USTelematics, Inc.
(A Development Stage Company)
FORM 10-KSB ANNUAL REPORT

PART I

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Item 1. Description of Business.

Background

The Company was incorporated in October 2005 in the State of Delaware under the name Mobilier, Inc. for the purpose of engaging in the research, development, manufacturing and marketing of proprietary broadband telecommunications products for use in moving vehicles. Our initial principal hardware products include: Voyager ™, a line of devices for receiving digital television in moving vehicles; and ViveeÔ, an online service with associated products that “speak” email and text messages, from a human-like avatar, to unify mobile messaging and enhance the safety of communicating while driving. Vivee™ is also patent pending. The Company is a development stage company and, to the date of this report, has generated only minimal revenues.

Plan of Operation and Financing Needs

We currently plan to start shipping our first products in volume by the end of calendar 2007. We may not be able to start selling our products in volume when planned and may not become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

Our initial focus during the next twelve months is the finalization of a number of strategic alliances, the initialization of a public relations campaign and the rolling out of our product. We also expect to hire approximately six new employees who will operate our Vehicular Systems Integration Center and ten employees to work in other areas.

On December 12, 2006, we entered into a securities purchase agreement with accredited investors providing for the issuance of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000. The Company may require additional financing to fund operations and development until we achieve profitable results from products currently under development.

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

“Telecommunication Hardware” refers to high technology custom manufacturing of physical electronic hardware systems including software, most of which are built or are being built according to our own proprietary designs. Our target gross margin in this category is 50%.

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

Marketing & Sales

Initially, we intend to bring Voyager™ to market via the following channels:

Phase One: Home Dish Installers & Web Channels: Initially our products will be offered for sale online at USTelematics.com and also through the home satellite TV installer channel.   We believe that USTelematics.com as an e-commerce, shopping- basket equipped web store is approximately 90% complete and able to process sales orders. We have avoided generating traffic to the store until its presentation is closer to design. We expect to reach this milestone before the end of calendar 2007. We plan to drive online purchaser traffic principally through purchasing of Google “AdWords” services and search engine optimization. We also have engaged the services of a public relations firm to generate unpaid broadcast news media coverage for our products. During July and August 2007, numerous interviews with our staff and stories about our Vivee™ product and company were broadcast and published nationally. A partial archive of such publicity is visible on our website at www.ustelematics.com. In addition, we have produced a direct-to-consumer national cable TV paid advertising sales campaign for certain of our products. We plan to test broadcast this campaign before the end of calendar 2007 on certain cable TV networks.

From a group of predominantly small businesses, we have received commitments for the purchase of approximately 2,500 Voyager™ units from more than 300 individual dish installers. The average size of these orders is just under 7 units each. No one dealer has ordered more than 12 units. All of these orders are on either COD or credit card payment terms.   This dealer group is technically oriented, given that they provide a significant portion of home dish installation services in the U.S. and Canada. As a result, we expect that barriers to installation training and servicing will be lowest with this group. We spent approximately $50,000 in the acquisition of these orders, by displaying at an invitation-only Dish Network-specific dealer trade show.

Phase Two: RV Dealer Channel: Based upon our formal and informal market research, we know that a significant market already exists for mobile DBS antennas in recreational vehicles. Competitors have been selling units for amounts exceeding $2,000 per unit for more than ten years. We believe that the Voyager™ is especially suitable for recreational vehicles, particularly in light of its cost advantage vs. competition. Accordingly, we expect to sell the second wave of Voyager™ units into RV channels. We further anticipate that the cost breakthrough induced by our technology would expand the market for DBS in RVs, from less than 50,000 units per year (or about 15% penetration of the 330,000 unit per year new RV market, based on published reports), to high double-digit percent penetration.

We have been in talks since 2005 with a leading antenna manufacturer that claims to outfit more than 50% of all new recreational vehicle units newly manufactured in the United States, with a terrestrial or satellite television antenna. That entity has indicated that it may offer our mobile satellite antenna to RV dealers. We have spent nearly $100,000 to establish a mutually satisfying global agreement with this entity, including the preparation of a number of handmade prototypes for examination in its testing laboratory. We have not entered into a final agreement with this manufacturer.

Phase Three: Service Provider Private Label. We have entered into preliminary agreements with a major DBS content provider to supply Voyager™ under that entity’s private label. We also plan to develop a private label program or programs with other North American DBS providers. Under these private label programs, we intend to act as a contract-manufacturing source to the service providers, at a set price and with no ongoing liability except for reworking defective units.

We have executed a preliminary agreement with Dish Network, a subsidiary of EchoStar Corp., to provide units of our mobile satellite TV antenna to Dish, under the Dish brand name. Dish Network is the second largest satellite TV service provider, claiming more than 13 million subscribers. We do not expect to start supplying under the Dish brand until at least twelve months after we commence manufacturing operations. We believe that our mobile satellite TV antenna design is compatible with both the Dish Network and DirecTV systems.   We have not entered into a final agreement for delivering products under the Dish brand name.

Phase Four: Retail Distribution: Our co-founder and President Howard Leventhal has experience creating new electronic products, causing them to be contract-manufactured in Asia, and selling to mass merchants. To date, we have made no meaningful attempt to sell directly into the mass retail channels encompassing merchants.   We plan to begin efforts selling to mass merchants under our own brand, only after a minimum of 12-24 months in lower volume distribution channels.

Export: With minor modifications, our DBS antenna technology will work under wide-area Ku-band satellite TV systems as presently operating in Europe and the Middle East. As profits are retained and opportunities present themselves at tradeshows and similar marketing venues, we plan to pursue export distribution channels. Narrow-area systems as over Indonesia, Korea and Japan can be received with far less complex antenna devices than required in the West. We may at some point address these East Asian markets. We have received inquiries about developing versions of our Vivee™ talking messaging service for export markets and about performing cross-lingual translations for corresponding parties in different countries. We plan to prepare prototype and “proof-of-concept” versions of Vivee™ and to market Vivee™ overseas for these purposes.

We believe that our products will also have military, maritime and aviation applicability and we intend to conduct our marketing efforts accordingly.

Intellectual Property

Patent Application

Our founding engineers and CEO assigned to us their interest in Provisional United States Patent Application US60/710,278 “Thin film ferro-electric phase shifters in an antenna and control system for receiving Direct Broadcast Satellite television signals in moving vehicles while in motion.” In addition, while in the paid employment of USTelematics, our President and a software engineer submitted a Provisional United States Patent Application for the talking messaging system we have tradenamed Vivee™. The Provisional application was assigned serial number 60/836,937 by the U.S. Patent Office. On August 21, 2007, our patent counsel amended the application and petitioned the Patent Office to upgrade the Vivee™ application to “Non-Provisional” status. The inventors have not yet executed an assignment of their rights in the Vivee™ intellectual property to the Company, but they are obligated to do so.

Trademarks & Copyrights

We have registered the internet domain names “USTelematics.com”, “GeekMyRideTV.com” and “GeekMyRide.TV” with various ICANN-certified domain name registrars. Additionally, we are in the process of filing applications with the U.S. Patent and Trademark Office for the marks “USTelematics”, “USTelematics.com”, “GeekMyRideTV.com” and “GeekMyRide.TV”.

We have written a TV treatment for a program called “Geek My Ride” or GMR. As a marketing device, we plan to eventually pursue development of a reality-based TV series to be videotaped in our Vehicular Integration Center, along the lines of the shows “ Pimp My Ride” on MTV and “ American Chopper” on the Discovery Channel. The GMR Series Treatment is being submitted to the Copyright Office of the US Library of Congress for copyright registration.

Research and Development Expenditures

We incurred research and development expenditures totaling $557,522, $64,847, and $622,369 for the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007, respectively.

Government Regulation

Due to the nature of the circuitry involved in Voyager™, the device will fall under the provisions of several sections of the rules and regulations promulgated by the US Federal Communications Commission, or FCC, covering unintentional emission of radio frequency energy.

Certain of our devices are subject to Type Acceptance by the FCC. Type Acceptance is an equipment authorization indicating compliance with FCC technical standards for conducted and radiated radio frequency emissions as outlined in the FCC sections of the Code of Federal Regulations. The Type Acceptance procedure is performed regularly in certified labs around the country. Although Voyager™ is a complex, CPU-controlled robotic system, we anticipate Type Acceptance barriers no greater than those for a common personal computer. The technology underlying our Voyager™ MetroEdition mobile IPTV is exempt from the Type Acceptance requirement under FCC regulation US Code Title 47, part 15, sub part 15.103, Exempted Devices.

Employees

Currently we have six employees. In addition, we have six individuals working for us on an independent contractor basis. We expect to hire approximately six new employees who will operate our Vehicular Systems Integration Center and ten employees to work in other areas.

Item 2. Description of Property.

On June 12, 2006, we entered into a three-year lease for a 10,800 square foot office, research, distribution facility in Wood Dale, Illinois, approximately five miles southwest of O'Hare Airport. The monthly rent is $5,500 for the first twelve months that will be raised to $8,350 and $8,500 for the second and third year, respectively. We also agreed to issue to the landlord 24,000 shares of our Common Stock in exchange for a reduction in the first year’s rent from approximately $78,000 to the current $66,000.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings.

From time to time the Company may become subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. As of May 31, 2007, the Company is not party to any pending litigation and we are not aware of any pending legal proceedings to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fiscal year ended May 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common shares has been traded on the OTC Bulletin Board since August 8, 2007 under the symbol “UTLM.OB”

Number of Stockholders

As of August 28, 2007, there were approximately 52 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

The SEC has requested that all registrants include in their MD&A, a description of their most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Deferred Charges - Financing fees incurred in connection with the placement of the convertible notes have been deferred and are being amortized over the 24-month term of the notes. Financing fees incurred in connection with the SB-2 registration statement will be netted against the proceeds from the stock offered by the Company in the prospectus dated July 9, 2007.

Assets not Placed in Service - Assets not placed in service represents costs associated with designing and building the Company’s website. The Company’s website is still in development and therefore these assets are not being depreciated.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference in the basis of reporting development stage expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company has recorded a valuation allowance against the deferred tax asset for the portion that may not be utilized in future periods.

Research and Development - The Company expenses the cost of research and development as incurred.

Financial Instruments - Financial instruments, as defined in Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, certificate of deposit, accounts payable, accrued expenses, convertible notes payable and derivative financial instruments.

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

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be freestanding or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

Liquidity and Capital Resources

To date we have not generated any significant revenues . We currently plan to start shipping our first products by the end of calendar 2007. We may not be able to start selling our products when planned or to forecast that we will become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

Our initial focus during the next twelve months is the finalization of a number of strategic alliances, the initialization of a public relations campaign and the rolling out of our products. We have in fact engaged two public relations firms to generate unpaid broadcast news media coverage for our products. During July and August 2007, numerous interviews with our staff and stories about our Vivee™ product and company were broadcast and published nationally. A partial archive of such publicity is visible on our website at www.ustelematics.com. We also expect to hire approximately six new employees who will operate our Vehicular Systems Integration Center and ten employees to work in other areas.

On December 12, 2006, we entered into a securities purchase agreement with accredited investors providing for the issuance of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000. We believe that this will provide adequate financing for the coming year to begin production of our product.

To the extent that funds are insufficient to meet management's business plans, we intend to operate our e-commerce website focusing upon marketing of internet-connected car PCs (which can be done without raising more capital, albeit on a basis under which profitability is difficult to foresee), and/or seek alternative business opportunities in order to generate revenue.

As of May 31, 2007 and 2006, we had cash in the amount of $2,399,706 and $1,033,613, respectively, and a negative cash flow from operations for the fiscal year ended May 31, 2007, the period from October 7, 2005 (inception) through May 31, 2006 and the period from our October 7, 2005 (inception) through May 31, 2007 of $(1,364,979), $(146,788) and $(1,511,767), respectively. Since inception, we have been dependent upon proceeds from capital investment to fund our continuing activities.

Our earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) amounted to $(8,172,009), $(111,001) and $(8,283,010) for the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007, respectively. We provide information and analysis regarding our EBITDA, which is a non-GAAP measure, because our investors have advised us that such information is relevant and important to their investment decisions.

EBITDA for each period reflects our actual operating losses of $(9,316,258), $(147,753) and $(9,464,011) for the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007, respectively, less depreciation and amortization on our long-lived assets and interest, plus the effects of certain material non-cash charges for debt extinguishment and net derivative losses amounting to $(4,248,928) and $(2,199,439), respectively. Our derivative expense (or income) results from carrying our derivative financial instruments at fair values, which is expected to fluctuate from period-to-period. Accordingly, we anticipate further effects that are not currently predictable, in future periods that such derivative financial instruments are outstanding and required to be carried as liabilities.

The following table illustrates the reconciliation between EBITDA and the closest comparable GAAP measure, net cash used in operating activities, discussed elsewhere herein:

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
EBITDA	$(8,172,009)	$(111,001)	$(8,283,010)
Loss on debt extinguishment	4,248,928	-	4,248,928
Derivative expense, net	2,199,439	-	2,199,439
Liquidated damages paid with convertible debt	103,248	-	103,248
Other noncash operating items	21,763	(17,519)	4,244
Changes in operating assets and liabilities, net	233,652	(18,268)	215,384
Net cash used in operating activities	$(1,364,979)	$(146,788)	$(1,511,767)

During April 2006, we issued 10% secured debentures in the total principal amount of approximately $1,500,000 due in October 2007 to fourteen accredited investors. The debentures were exchanged in a financing completed in December 2006 that is discussed below.

Debentures

On December 12, 2006, we entered into and consummated a securities purchase agreement with a group of 12 accredited investors for the issuance of our 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at our option, in registered shares of our common stock (at a 20% discount to the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the interest payment due date). Principal payments may only be made in cash, unless the holder of the Debentures elects to convert all or part of the principal, as described below. Upon an event of default, the interest rate of the Debentures will be increased to 18%. Although we made no principal or interest payments under the Debentures for the three months ended February 28, 2007 and the three months ended May 31, 2007 under the Debentures and Registration Rights Agreements, the Investors waived any events of default as a possible result thereof. In addition, the Investors agreed that accrued interest due through May 31, 2007 and liquidated damages due through May 11, 2007 would be payable through the issuance to each investor of up 1,000 shares of common stock valued at $0.40 each, with the balance to be added to the principal outstanding under each investor’s Debenture. The Debentures mature two years from the date of issuance. We have granted a security interest in all of our assets to secure our obligations under the Debentures.

All amounts due under the Debentures may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of our common stock at a fixed conversion price of $0.50. No conversions may take place if it would cause a holder of the Debentures to become the beneficial owner of more than 4.99% of the outstanding shares of our common stock, which limitation is subject to waiver by an investor upon 61 days prior written notice to us. Shares issued upon conversion of the Debentures and as interest payments thereunder will be issued to the holder of the Debentures in reliance upon a private placement exemption and may therefore be issued without registration. Only the resale of those shares is being registered herewith.

We also issued to the holders of the Debentures, Class A Warrants to purchase 7,130,000 shares of our common stock at $0.55 per share and Class B Warrants to purchase 3,565,000 shares of Common Stock at $0.75 per share. All warrants are exercisable for a period of five years.

Exchange Debentures

Also on December 12, 2006, we issued debentures (the “Exchange Debentures”) in the principal amount of approximately $1,597,397 in exchange for debentures issued to a group of 15 investors (the “Bridge Investors”) in April 2006 (the “Bridge Financing”). The Exchange Debentures are identical to the Debentures in all respects, except that the fixed conversion price of the Exchange Debentures is $0.375. With the exception of one Bridge Investor, none of the Bridge Investors purchased Debentures in the December 2006 offering.

We also issued to the Bridge Investors Class A Warrants to purchase 4,259,726 shares of the Company’s common stock at $0.55 per share and Class B Warrants to purchase 2,129,863 shares of common stock at $0.75 per share. In addition, the Bridge Investors received five-year warrants (referred to in the securities purchase agreement as Exchange Bonus Warrants) to purchase an aggregate of 1,064,932 shares of common stock of the Company at $.375 per share. Other than the exercise price, the Exchange Bonus Warrants are identical to the Class A Warrants and the Class B Warrants.

All Debentures and Warrants contain anti-dilution protections in the event we issue shares or securities convertible into shares at a price per share that is below the then applicable conversion price or exercise, respectively. As a result, as long as any of the Debentures or Warrants remain outstanding, their conversion price or exercise price, as the case may be, will be reduced to such lower price (except, generally, if the lower priced securities are issued pursuant to a stock option plan, or are issued in connection with a strategic transaction).

Our cash flow may not permit us to pay the full amount of the debentures due in cash. If we are unable to repay the Debentures in cash, we will be required to issue shares in lieu of cash, if and when requested by the holders of the Debentures. Such share issuances, if any occur, would be dilutive.

The report of the independent registered public accounting firm on our financial statements as of May 31, 2007, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Results of Operations for the fiscal year ended May 31, 2007

The Company was inactive prior to April 2006 and therefore no information is available for comparative purposes. For the fiscal year ended May 31, 2007, we had no sales. We incurred operating expenses of $1,146,362 and research and development expenses of $557,522. Primarily as a result of the December 12, 2006 financing transaction, we incurred interest expense of $1,060,574, a loss on extinguishment of debt and liabilities of $4,248,928, net derivative expenses associated with the derivative financial instruments of $2,199,439, and liquidated damages of $172,080. As a result, for the fiscal year ended May 31, 2007, we incurred a net loss of $9,316,258.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7.  Financial Statements

Index to Financial Statements:

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Balance Sheets as of May 31, 2007 and 2006	F-2 — F-3

Statement of Operations – Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006, and for the period from October 7, 2005 (inception) through May 31, 2007	F-4

Statement of Changes in Stockholders’ Equity – from October 7, 2005 (inception) through May 31, 2007	F-5

Statement of Cash Flows – Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006, and for the period from October 7, 2005 (inception) through May 31, 2007	F-6 — F-7

Notes to Financial Statements	F-8 — F-21

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In connection with the audit of the Company’s financial statements for the fiscal years ended May 31, 2007 and 2006, and through the date of this annual report, there were no disagreements between the Company and Blackman Kallick Bartelstein, LLP (“BKB”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BKB, would have caused BKB to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years.

Item 8a.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective for the year ended May 31, 2007.

Changes in Internal Controls

There have been significant changes in our internal controls that could significantly affect those controls.  In December 2006, we retained a large national accounting firm to manage our internal accounting and financial reporting systems. We believe that these steps have enhanced our financial disclosures.

Prior to December 2006, a small local CPA firm performed our bookkeeping and financial accounting functions. We have since retained a large national accounting firm to manage our internal accounting and financial reporting systems. That firm has been allowed full-time, unfiltered, internal-level access to our real time electronic accounting system. It works in concert with an internal salaried employee, our Management Information System Manager, to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported promptly and accurately. As a result, we believe that we have corrected the material deficiencies that existed at November 30, 2006. The level of compensation paid to our new accounting firm is comparable to the compensation previously paid to the local CPA firm.

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

Item 8b.  Other information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position
Howard E. Leventhal	50	President and Director
Michael Slotky	46	Secretary, Treasurer and Director

Howard Leventhal has been our President and one of our Directors since inception in October 2005. In the early 1980s Mr. Leventhal founded a company called Suncom, Inc. which developed a technological advancement in hand controllers for Atari games. After divesting Suncom, Mr. Leventhal commercialized numerous products of his own design; manufacturing them in Asia and producing under private label for major brands including RadioShack, Packard Bell and IBM’s Easy Options accessories division. In 1998, Mr. Leventhal created a CD ROM software product called QuickSite, the first product enabling small business operators to set up their own e-commerce websites in one day or less. QuickSite was also the first widely distributed software product that cross-linked a computer-resident application with an Internet-served application. Since October 2002, Mr. Leventhal has been the Chief Executive Officer and a Director of Stealth MediaLabs, Inc., a Chicago based technology incubator and developer of proprietary software and services for professional media content owners. This entity has ceased operations and is delinquent in its filings under the Securities Exchange Act of 1934, as amended. Prior thereto, Mr. Leventhal was the Chief Executive Officer of Bitzmart, Inc., a software developer from August 2000. He attended the Southern Illinois University and the University of Illinois at Chicago. Mr. Leventhal holds an issued U.S. patent for covert data channel masking in modulation of a radio signal and is a co-inventor listed on the patent application underlying the system we have tradenamed Vivee™.

Michael Slotky has been a Director since March 2006. Mr. Slotky has also been the Chief Executive Officer of The Bureaus, Inc. a buyer of consumer debt portfolios from large national commercial banks since 1998. He attended the University of Arizona.

The term of office of each director expires at the Company's annual meeting of stockholders or until his successor is duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Company’s Board of Directors.

Significant Consultants

Anan Yaagoub, Chief Technology Officer

Mr. Yaagoub is a Ph.D. candidate at Northwestern University in Advanced Systems Theory. Mr. Yaagoub created all of the back office server programming and original proprietary ActiveX coding for QuickSite; and he is a co-inventor listed on the patent application underlying the system we have tradenamed Vivee™.

Wayne Openlander, Director of Electronics & Microwave Engineering

Mr. Openlander has been Vice President Engineering of Resonance Instruments, Inc., Skokie, Illinois, since March 2000; where he developed and filed a patent application for a PC controlled microwave system for microwave-enhanced-chemistry applications. He has also researched, designed, developed and tested antenna products and related accessories, resulting in complete catalog of products for land mobile radio market. From 1987 to 1994, Mr. Openlander was Chief Technology Officer of Direct Conversion Technique, Inc., Des Plaines, Illinois. He is the holder of six antenna-related patents.

Gregory Borucki, Director of Industrial Design

Mr. Borucki is founder and president of Designcraft Corporation, an Industrial Design and Product Engineering firm and a principal supplier to Motorola Corporation of three-dimensional solids prototyping and design services for gigahertz-range RF devices. Borucki created the original three-dimensional models for many widely distributed Motorola products, including but not limited to the original Motorola handheld cellular telephone and compact satellite antennas for the Iridium telephone system. Mr. Borucki earned a Masters of Science in Industrial Design, Illinois Institute of Technology, 1976.

Stuart W. Volkow, Director of Business Development

Mr. Volkow is Adjunct Professor of Digital and Interactive Television Issues, Technologies and Opportunities, UCLA Entertainment Management Studies Division, 1995 - 2006. He is also a contributing editor, CMS Newsline, a paid circulation newsletter for media executives with analysis and opinion regarding digital media trends in technology, business and government; 2004 - 2006. Videography Magazine, Contributing Editor, 1993 - 2001. University of California, Los Angeles, Anderson Graduate School of Management; Lecturer for Professor Martin Greenberger, UCLA AGSM 274; The Digital Media Revolution, eight consecutive quarters from 1993-1995. The American Film Institute Center for Advanced Film and Television Studies, 1993-1994, One-Year Producing Certificate Received. Graduate Studies, Northwestern University, Evanston, IL. 1979. B.A. Physiology, Southern Illinois University, Carbondale, Illinois 1978.

Breffni Baggot, Director IP Security

Mr. Baggot is an attorney who has worked for United Technologies and other Fortune 500 companies as well as startups in the US and Asia. He is a licensed patent and has worked on many aspects of intellectual property, patent, copyright, trademark, and trade secret law from prosecution to licensing to litigation. He has an MBA (University of Chicago, 2003), MS Biochemistry (University of Connecticut, 2001), JD (SIU, 1989), BS Electrical Engineering (SIU, 1986). He is licensed to practice law in Illinois (1989), US Patent and Trademark Office (1990), Connecticut (1996), New York (1998), California (2005).

Item 10.  Executive Compensation

Director Compensation

We provide a $2,500 per year stipend to our non-executive directors for their service as members of our board of directors.. We reimburse all directors for certain expenses in connection with attendance at board meetings. We have applied for Directors’ and Officers’ Liability Insurance.

Executive Compensation

In April 2006, we started paying Howard Leventhal annual compensation of $180,000 under the terms of his employment agreement described below. We presently have no other written contracts with any full time employees, although we anticipate establishing written contracts in the future.

Summary Compensation Table (1)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Howard Leventhal,	2007	180,000	-0-	-0-	-0-	180,000
President	2006	30,000	-0-	-0-	-0-	30,000

(1) As permitted under the rules promulgated by the Securities and Exchange Commission, this table omits columns that are not applicable.

Employment Agreements

On April 11, 2006, we entered into an employment agreement with Howard Leventhal, our President. The agreement expires April 14, 2009, unless terminated prior thereto for cause. Under the terms of the employment agreement we are paying Mr. Leventhal an annual salary of $180,000. The agreement contains a non-compete provision that prohibits Mr. Leventhal from competing with us throughout the United States during the term of the agreement and for one year thereafter.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of August 28, 2007 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is in care of the Company, 335 Richert Drive, Wood Dale, Illinois 60191. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Stealth MediaLabs, Inc. 70 S. Lively Blvd., Elk Grove Village, IL 60007	10,724,356	53%

Howard Leventhal (2)	18,124,356	90%

Michael Slotky (3)	100,000	1%

All officers and directors as a group	18,224,356	91%

(1)   Unless otherwise indicated herein and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder and directly owns all such shares in such stockholder's sole name. Within sixty (60) days of the date of this filing, none of the above persons has the right to acquire any further shares of Common Stock from options, warrants, rights, conversion privileges or other similar arrangement.

(2)   Includes 7,400,000 shares held in the name of the Howard E. Leventhal Trust, of which Mr. Leventhal is the sole trustee. Mr. Leventhal disclaims beneficial ownership in 5,046,789 shares held by the trust, representing the number of shares held for the benefit of two of our co-founders. Also includes 10,724,356 shares registered in the name of Stealth MediaLabs, Inc., of which Mr. Leventhal is a director, executive officer and principal stockholder. Mr. Leventhal disclaims beneficial ownership in 8,994,147 of these shares representing the shares in excess of the number of shares that he would be entitled to receive in the event of a pro-rata distribution of the shares held by Stealth MediaLabs to its stockholders.

(3)   Does not include 116,997 shares that Mr. Slotky may be entitled to by virtue of his ownership of shares of Stealth MediaLabs, Inc.

Item 12. Certain Relationships and Related Transactions

Except as described below, we had no transactions with related parties during the period from October 7, 2005 (inception) through May 31, 2007 that are required to be reported under this item.

On April 6, 2006, a group of four individuals, including Howard Leventhal, our President, assigned to the Company rights to a patent application in exchange for 8,000,000 shares of the Company. Of these shares, Mr. Leventhal received 7,400,000 shares. The patent application was valued at a fair market value of $930,000 as of May 31, 2006 as determined by an outside valuation firm. Under applicable accounting rules, the patent has no value for financial reporting purposes.

In April, 2006, $5,000 was paid out of the proceeds from the closing of the sale of the convertible notes, to the Company’s attorney. This amount satisfied an old legal bill that was owed by a majority shareholder of the Company to the Company’s attorney. As of May 31, 2007, this amount is included in the balance sheet in due from related parties. The amount is non-interest bearing and is due on demand. The loan was made to Stealth MediaLabs, Inc. to secure legal services in connection with the completion of the Company’s bridge financing in April 2006. The law firm representing the Company in that financing was owed a large amount of fees for past services performed on behalf of Stealth MediaLabs, Inc. and was unwilling to represent the Company in that transaction unless it was paid some back fees in connection with its previous representation of Stealth MediaLabs, Inc. An additional amount is also due from a majority shareholder in the amount of $214 related to payroll expense.

In June, 2006, the Company purchased two used vehicles for a total cost of $32,885 from a company partially owned by two shareholders of the Company. The cost of both of the vehicles included fully functional mobile satellite antenna prototypes and other modifications to facilitate demonstrations of USTelematics’ products to the news media and prospective investors. Additionally, the Company paid this related company for product development and other labor services in the amount of $50,615, $57,347, and $107,962 for the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007, respectively.

Item 13. Exhibits.

1. Financial Statements. (See Index to Financial Statements filed with this annual report on Form 10-KSB).

2. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.1(a)	Amendment to the Certificate of Incorporation (1)

3.2	By-Laws (1)

4.1	Form of Secured Debenture (1)

4.2	Form of Secured Debenture (2)

4.3	Form of Series A Warrant (2)

4.4	Form of Series B Warrant (2)

4.5	Form of Exchange Bonus Warrant (2)

10.1	Employment Agreement dated April 11, 2006 between the Company and Howard Leventhal (1)

10.2	Securities Purchase Agreement dated as of April 14, 2006 among the Company and the purchasers identified on the signature page thereto (1)

10.3	Security Agreement dated as of April 14, 2006 by and between the Company and Axiom Capital Management Inc. as collateral agent (1)

10.4	Lease Agreement dated June 12, 2006 by and between the Company and Giovanni Gullo and Maria Gullo Family Limited Partnership (3)

10.5	Sub-Agent Agreement dated August 14, 2006 between Trio Teknologies and the Company (3)

10.6	Form of Exclusive Plus One Authorized Agency Agreement between the Company and Verizon Wireless (3)

10.7	Distributor Retailer Agreement dated June 30, 2006 by and between EchoStar Satellite L.L.C. and the Company (3)

10.8	Form of Assignment of Patent Application (3)

10.9	Securities Purchase Agreement dated December 12, 2006 between the Company and the investors identified on the signature page thereof (2)

10.10	Collateral Agent Agreement dated December 12, 2006 between the Company and Axiom Capital Management, Inc. as collateral agent (2)

10.11	Registration Rights Agreement dated December 12, 2006 between the Company and the investors identified on the signature page thereof (2)

10.12	Amended and Restated Security Agreement dated December 12, 2006 between the Company and Axiom Capital Management, Inc. as collateral agent (2)

31.	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Included herewith

(1) Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed August 18, 2006.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2006.

(3) Incorporated by reference to the Company’s Amendment to Registration Statement on Form 10-SB filed October 16, 2006.

Item 14. Principal Accountant Fees and Services.

Blackman Kallick Bartelstein, LLP (“BKB”) audited the accompanying financial statements for the fiscal year ended May 31, 2007 and the period from October 7, 2005 (inception) through May 31, 2006. The fees billed by BKB for all professional services for each of those years were as follows:

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended May 31, 2007 and period from October 7, 2005 (inception) through May 31, 2006 for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-QSB filings were approximately $144,765 and $5,000, respectively.

(2) AUDIT-RELATED FEES

None

(3) TAX FEES

None

(4) ALL OTHER FEES

None

In accordance with the policies of the board of directors of the Company, all services provided by BKB are required to be and have been pre-approved.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USTELEMATICS, INC.

Date: September 12, 2007	By:	/s/ Howard Leventhal
Howard Leventhal
Director, Chief Executive and Financial Officer

Date: September 12, 2007	By:	/s/ Michael Slotky
Michael Slotky Director

Report of Independent Registered Public Accounting Firm

Board of Directors
USTelematics, Inc.
Elk Grove Village, Illinois

We have audited the accompanying balance sheets of USTelematics, Inc. (a development stage company) as of May 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended May 31, 2007, the period from October 7, 2005 (inception) through May 31, 2006, and the period from October 7, 2005 (inception) through May 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USTelematics, Inc. as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended May 31, 2007, the period from October 7, 2005 (inception) through May 31, 2006, and the period from October 7, 2005 (inception) through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no revenues and the Company has a deficit accumulated during the development stage of $9,464,011. Further, the Company used cash in operations of $1,364,979, $146,788, and $1,511,767 during the year ended May 31, 2007, the period from October 7, 2005 (inception) through May 31, 2006, and the period from October 7, 2005 (inception) through May 31, 2007, respectively. The Company may require additional financing to fund operations and development until it achieves profitable results form its products currently under development. These factors raise substantial doubt about the Company's ability to operate as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

/s/ Blackman Kallick Bartelstein, LLP

September 12, 2007
Chicago, Illinois

USTelematics, Inc.
(A Development Stage Company)
Balance Sheets
May 31, 2007 and 2006

	2007	2006
Assets
Current Assets
Cash and Cash Equivalents	$2,399,706	$1,033,613
Certificate of Deposit	105,061	100,208
Inventory	7,007	-
Prepaid Expenses	32,838	48,218
Employee Expense Advance	570	-
Due from Related Parties	5,214	5,000

Total Current Assets	2,550,396	1,187,039

Fixed Assets
Vehicles	56,531	-
Office and Lab Equipment	76,269	2,500
Leasehold Improvements	6,358	-
Assets Not Placed in Service	56,700	-
Less Accumulated Depreciation and Amortization	(13,120)	(179)

Total Fixed Assets	182,738	2,321

Other Assets
Deferred Financing Fees, Net of Accumulated Amortization of $230,391 and $17,684	762,096	194,520
Deposits	31,635	-
Other Intangible Assets	15,025	1,599

Total Other Assets	808,756	196,119

Total Assets	$3,541,890	$1,385,479

The accompanying footnotes are an integral part of the financial statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheets
May 31, 2007 and 2006

	2007	2006
Liabilities
Current Liabilities
Accounts Payable	$146,827	$234
Accrued Payroll and Taxes	7,551	6,609
Accrued Interest	10,400	18,889
Accrued Liquidated Damages	68,832	-

Total Current Liabilities	233,610	25,732

Noncurrent Liabilities
Convertible Notes Payable	2,021,023	1,500,000
Derivative Liabilities	10,246,745	-
Deferred Rent Liability	17,971	-

Total Noncurrent Liabilities	12,285,739	1,500,000

Total Liabilities	12,519,349	1,525,732

Stockholders' Deficit

Preferred Stock: 10,000,000 Shares Authorized; No Shares Issued	-	-
Common Stock: Par Value $.0001, 250,000,000 Shares Authorized	2,002	2,000
Additional Paid in Capital	17,498	5,500
Additional Paid in Capital - Warrants	467,052	-
Deficit Accumulated During the Development Stage	(9,464,011)	(147,753)

Total Stockholders' Deficit	(8,977,459)	(140,253)

Total Liabilities and Stockholders' Deficit	$3,541,890	$1,385,479

The accompanying footnotes are an integral part of the financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Operations
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007

Sales	$-	$-	$-

Research and Development Expense	557,522	64,847	622,369
General and Administrative Expense	1,146,362	65,252	1,211,614

Total Operating Expenses	1,703,884	130,099	1,833,983

Loss from Operations	(1,703,884)	(130,099)	(1,833,983)

Other Income (Expense)
Derivative Expense, Net	(2,199,439)	-	(2,199,439)
Loss on Extinguishment of Debt	(4,248,928)	-	(4,248,928)
Liquidated Damages	(172,080)	-	(172,080)
Interest Income	68,647	1,235	69,882
Interest Expense	(1,060,574)	(18,889)	(1,079,463)

Total Other Expense, Net	(7,612,374)	(17,654)	(7,630,028)

Net Loss	$(9,316,258)	$(147,753)	$(9,464,011)

Net Loss Per Share

Basic	$(0.47)	$(0.03)	$(0.68)
Fully Diluted	$(0.47)	$(0.03)	$(0.68)

Weighted Average Shares (Basic)	20,022,356	4,725,738	14,000,266
Weighted Average Shares (Fully Diluted)	20,022,356	4,725,738	14,000,266

The accompanying footnotes are an integral part of the financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

Date	Number of shares	Per Share Amount	At Par Value	Additional Paid in Capital	Deficit Accumulated During The Development Stage	Cash Received	Other Consideration/Basis for Assigning Amounts

Common Stock Issued:
4/6/2006	12,000,000	$0.000625	$1,200	$6,300		none	$5,000 in legal fees paid, valued at cash paid by investor; $2,500 contributed in used office and lab equipment, valued at estimated predecessor cost.
4/6/2006	8,000,000	-	800	(800)		none	Right to patent application, valued at predecessor cost of zero. See Note 13.
Balance 5/31/06	20,000,000		2,000	5,500

6/26/2006	24,000	0.500000	2	11,998		none	Rent, value determined by agreed upon reduction in rent payments.
Balance 5/31/07	20,024,000		$2,002	$17,498

Warrants Payable:
4/14 and 4/16/06	400,000	$-	$-	$-		none
Placement services, value determined by outside valuation firm as of May 31, 2006. Management believes there were no significant changes in the value of the warrants between the dates of issuance and the date as of which the valuation was performed.

Balance 5/31/06	400,000		-	-

7/28 and 8/31/06	2,522	0.500000	-	1,261		none	Consulting services, value determined by agreed upon reduction in service fees
12/12/06	1,113,000	0.428500	-	465,791		none	Placement services, value determined by outside valuation firm as of date of issuance
Balance 5/31/07	1,515,522		$-	$467,052

Deficit Accumulated During the Development Stage:
Net loss from October 7, 2005 (inception) through May 31, 2006					$(147,753)
Net loss for the year ended May 31, 2007					(9,316,258)
Balance 5/31/07					$(9,464,011)

The accompanying footnotes are an integral part of the financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,316,258)	$(147,753)	$(9,464,011)

Noncash Items Included in Net Loss
Interest Accrued on Certificate of Deposit	13	(208)	(195)
Depreciation and Amortization of Fixed Assets	12,941	17,863	30,804
Amortization of Deferred Financing Fees	301,125	-	301,125
Amortization of Debt Discount	531,451	-	531,451
Derivative Expense, Net	2,199,439	-	2,199,439
Expenses Paid Via Issuance of Common Stock	12,000	-	12,000
Expenses Paid Via Issuance of Stock Warrants	1,261	-	1,261
Loss on Debt Extinguishment	4,248,928	-	4,248,928
Unpaid Interest and Liquidated Damages Added to Convertible Notes Payable and Derivatives	410,469	-	410,469
Expenses Paid Directly from Note Closing Proceeds	-	1,578	1,578

(Increase)/Decrease in Assets
Inventory	(7,007)	-	(7,007)
Prepaid Expenses	15,380	(44,000)	(28,620)
Employee Expense Advances	(570)	-	(570)

Increase/(Decrease) in Liabilities
Accounts Payable	146,593	234	146,827
Accrued Expenses	-	-	-
Accrued Payroll and Taxes	942	6,609	7,551
Accrued Interest	(8,489)	18,889	10,400
Deferred Rent Liability	17,971	-	17,971
Accrued Liquidated Damages	68,832	-	68,832

Total Adjustments	7,951,279	965	7,952,244

Net Cash Used in Operating Activities	(1,364,979)	(146,788)	(1,511,767)

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows (continued)
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	(4,866)	(100,000)	(104,866)
Due from Related Parties	(214)	-	(214)
Purchase of Fixed Assets	(136,658)	-	(136,658)
Purchase of Deposits	(31,635)	-	(31,635)
Purchase of Assets Not Placed in Service	(56,700)	-	(56,700)
Purchase of Other Intangible Assets	(13,426)	(1,599)	(15,025)

Net Cash Used in Investing Activities	(243,499)	(101,599)	(345,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Convertible Notes Payable	3,045,496	1,282,000	4,327,496
Deferred Financing Fees	(70,925)	-	(70,925)

Net Cash Provided by Financing Activities	2,974,571	1,282,000	4,256,571

Net Increase in Cash and Cash Equivalents	1,366,093	1,033,613	2,399,706
Cash and Cash Equivalents, Beginning	1,033,613	-	-

Cash and Cash Equivalents, Ending	$2,399,706	$1,033,613	$2,399,706

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of USTelematics, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

In addition, the Company began development of a new line of internet-connected media center PCs for use in automobiles, based on proprietary software that voices email messages to users as they travel down the road.

B. CASH EQUIVALENTS

The Company considers all money market accounts and short-term investments with an original maturity of three months or less to be cash equivalents.

C. CERTIFICATES OF DEPOSIT

Certificates of deposit with a maturity date greater than three months and less than one year have been categorized as short-term investments and are carried at cost, which approximates fair value.

D. FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is provided for property and equipment using the straight-line method over the following estimated useful lives:

Description	Years
Office Equipment	5 - 7
Lab Equipment	7
Leasehold Improvement	5 (remaining lease term)
Vehicles	5

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

E. DEFERRED CHARGES

Financing fees incurred in connection with the placement of the convertible notes payable described in Note 6 have been deferred and are being amortized over the 24-month term of the notes. Financing fees incurred in connection with the SB-2 registration statement will be netted against the proceeds from the stock offered by the Company in the prospectus dated July 9, 2007.

F. INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company purchased licenses for certain types of software necessary for certain of the Company’s products that will be resold to customers once sales commence.

G. INTANGIBLE ASSETS

Legal fees totaling $13,426 and $0 as of May 31, 2007 and 2006, respectively, associated with filing the patent, which is still pending, have been capitalized as intangible assets. Other intangibles of $1,599 and $0 as of May 31, 2007 and 2006, respectively, are not subject to amortization and include a domain name and logo creation. These amounts are evaluated for impairment each year.

H. ASSETS NOT PLACED IN SERVICE

Assets not placed in service represents costs associated with designing and building the Company’s website. The Company’s website is still in development and therefore these assets are not being depreciated.

I. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference in the basis of reporting development stage expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company has recorded a valuation allowance against the deferred tax asset for the portion that may not be utilized in future periods.

J.  RESEARCH AND DEVELOPMENT

The Company expenses the cost of research and development as incurred.

K. ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The valuation of the embedded derivative instruments is consider to be a significant estimate by management.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

L.  FINANCIAL INSTRUMENTS

Financial instruments, as defined in Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, certificate of deposit, accounts payable, accrued expenses, convertible notes payable and derivative financial instruments.

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

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be freestanding or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The following table summarizes the components of derivative liabilities as of May 31, 2007:

Compound derivative financial instruments that have been bifurcated from the following financing arrangements:	Fair Value
$3,565,000 Convertible Debentures	$1,630,773
$1,597,000 Convertible Exchange Debentures	1,025,062
$313,072 Convertible Debentures - capitalized interest and liquidated damages	134,133

Freestanding derivative contracts arising from financing arrangements:
Series A Warrants issued with $3,565,000 Convertible Debentures	2,930,430
Series B Warrants issued with $3,565,000 Convertible Debentures	1,453,807
Series A Warrants issued with $1,597,000 Convertible Exchange Debentures	1,750,747
Series B Warrants issued with $1,597,000 Convertible Exchange Debentures	868,558
Bonus Warrants issued with $1,597,000 Convertible Exchange Debentures	453,235
$10,246,745

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

L.  FINANCIAL INSTRUMENTS - CONTINUED

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on the Company’s income (loss) associated with the initial recording and subsequent changes in the fair values of the derivative financial instruments by type of financing for the year ended May 31, 2007 and the period from October 7, 2005 (inception) to May 31, 2007:

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
Derivative income (expense)
$3,565,000 Convertible Debentures and Warrants	$(2,450,009)	$-	$(2,450,009)
$1,597,000 Convertible Exchange Debentures and Warrants	250,570	-	250,570
$313,072 Convertible Debentures - interest and liquidated damages	-	-	-
	$(2,199,439)	$-	$(2,199,439)

The derivative liabilities as of May 31, 2007, and our derivative losses during the year ended May 31, 2007 and the period from October 7, 2005 (inception) to May 31, 2007 are significant to the financial statements. The magnitude of the derivative income (expense) amounts for each of the periods reflect the following:

(a)
During the quarter ended May 31, 2007, the Company’s stock had not started trading on the markets and based on information available, the market price per share used in the calculations above was $0.50 per share. The market price per share was an agreed upon price arrived at through an arms-lengths transaction between the bondholders and the Company in arriving at the valuation of the Company.

(b)
During the year ended May 31, 2007, the Company entered into a $3,565,000 Convertible Debentures arrangement, more fully discussed in Note 6. In connection with our accounting for this financing the Company encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,871,064. The Company did not enter into any other financing arrangements during the periods reported that reflected day-one losses.

(c)
As discussed in Note 6, the Company obtained agreements from the Investors that added interest due under the Debenture Agreement and liquidated damages due under the Registration Rights Agreement to the principal outstanding under the Convertible Debentures. This transaction did not trigger a day-one loss related to the recognition of derivative instruments arising from the agreements.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

L.  FINANCIAL INSTRUMENTS - CONTINUED

 The following table summarizes the number of common shares indexed to the derivative financial instruments as of May 31, 2007:

Financing arrangement:	Conversion Feature	Warrants	Total
$3,565,000 Convertible Debentures and Warrants	7,130,000	10,695,000	17,825,000
$1,597,000 Convertible Exchange Debentures and Warrants	4,259,726	7,454,521	11,714,247
$313,072 Convertible Debentures - interest and liquidated damages	626,143	-	626,143
	12,015,869	18,149,521	30,165,390

In addition, to these instruments the Company also issued common stock purchase warrants to a placement agent and consultant for the purchase of 1,515,522 shares of common stock.

M. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no revenues and the Company has a deficit accumulated during the development stage of $9,464,011 as of May 31, 2007. Further, the Company used cash in operations of $1,364,979, $146,788, and $1,511,767 during the year ended May 31, 2007, the period from October 7, 2005 (inception) through May 31, 2006, and the period from October 7, 2005 (inception) through May 31, 2007, respectively. The Company has funded its operations and development through the issuance of convertible debt as discussed in Note 6. The Company may require additional financing to fund operations and development until it achieves profitable results from its products currently under development. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

N. RECLASSIFICATION

Certain amounts reported in the financial statements for the period from October 7, 2005 (inception) through May 31, 2006 have been reclassified to conform with the classifications presented in the financial statements for the year ended May 31, 2007 without affecting previously reported net loss or deficit accumulated during the development stage.

NOTE 2 - CASH AND CASH EQUIVALENTS

As of May 31, 2007 and 2006, Cash and Cash Equivalents consisted of the following:

	2007	2006

Cash	$640,625	$232,586
Money Market Funds	1,759,081	801,027
	$2,399,706	$1,033,613

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

As of May 31, 2007, the Company maintained cash account balances, which exceeded federally insured limits of $100,000. Should the financial institutions become insolvent, the Company is at risk for the amounts they maintain in excess of $100,000.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 4 - CERTIFICATE OF DEPOSIT

On May 16, 2006, the Company opened a $100,000 certificate of deposit bearing interest at 4.75% that automatically renews every six months.

NOTE 5 - ACCRUED LIQUIDATED DAMAGES

Pursuant to the Registration Rights Agreement, because the Company's SB-2 registration statement was not declared effective on April 11, 2007, the Company is required to make payments as liquidated damages to each investor equal to 2% of the purchase price paid for the Debentures for each period of 30 calendar days beginning on April 11, 2007 until the registration was declared effective on July 9, 2007. As a result, the Company accrued $103,248 of liquidated damages for the 30 day period ended May 11, 2007 and $68,832 on a pro-rata basis for the 20 day period ended May 31, 2007. Per the waiver agreement discussed in Note 6, liquidated damages of $103,248 for the 30 calendar day period ended May 11, 2007 will be added to the principal outstanding under the Debenture as of their original due date, May 11, 2007.

NOTE 6 - CONVERTIBLE NOTES

Convertible notes with a face amount of $1,500,000 were issued on April 14 and April 21, 2006 for proceeds, net of expenses and retainers to professionals, of $1,282,000, and bore interest at 10% per annum (“Bridge Financing”). The notes and accrued interest were payable in full at maturity in October, 2007. The notes were secured by substantially all assets of the Company. The secured debentures were automatically exchanged, upon the closing of the Qualified Offering (see below) (sale for cash by the Company of senior secured convertible notes at levels defined in the related Term Sheet) for Exchange Securities consisting of Exchange Debentures, Exchange Warrants and Exchange Bonus Warrants. Each secured debenture was automatically represented in the ownership of an Exchange Debenture in the principal amount of the outstanding principal and interest. The Exchange Debentures, at the option of the note holders, may have been converted to debentures with the same rights as debentures issued in the Qualified Offering except that they would have been at 75% of the conversion price of the debentures issued in the Qualified Offering. Exchange Warrants were issued to the holders of the secured debentures in a ratio equal to those issued to the purchasers under the Qualified Offering since the Qualified Offering consisted of issuance of securities combined with warrants. Each Exchange Warrant is exchangeable for one share of common stock by holder. Holders also received common stock purchase warrants, known as Exchange Bonus Warrants, exercisable for five years from the issue date for one share of common stock per each Exchange Bonus Warrant. Each holder received one Exchange Bonus Warrant for each four shares of common stock purchased with the holder having the same rights and benefits granted the holders of the Exchange Warrants. Exercise price of the Exchange Bonus Warrants is the same as the conversion price of the debentures issued in the Qualified Offering. In April 2006, the fair value of the warrants related to the secured debentures was deemed to be de minimus based on an independent appraisal.

On December 12, 2006, the Company entered into and consummated a securities purchase agreement, a Qualified Offering, with a group of accredited investors (the “Investors”) providing for the issuance to the Investors of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at the option of the Company, in registered shares of common stock of the Company. Upon an event of default, the stated interest rate of the Debentures will be increased to 18%. The Debentures mature two years from the date of issuance. All amounts due under the Debentures may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $0.50 per share. No conversions may take place if it would cause a holder of the Debentures to become the beneficial owner of more than 4.99% of the outstanding shares of common stock of the Company, which limitation is subject to waiver by an Investor upon 61 days prior written notice to the Company. The Company has granted a security interest in all of its assets to secure its obligations under the Debentures.

The Company also issued to the holders of the Debentures, Class A Warrants to purchase 7,130,000 shares of the Company’s common stock at $0.55 per share and Class B Warrants to purchase 3,565,000 shares of Common Stock at $0.75 per share (collectively, with the Bonus Warrants, as defined below, the “Warrants”). All Warrants are exercisable for a period of five years.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 6 - CONVERTIBLE NOTES - CONTINUED

In addition, the Company issued debentures (the “Exchange Debentures”) in the principal amount of $1,597,397 in exchange for debentures issued to a group of investors (the “Bridge Investors”) in the Bridge Financing. The Exchange Debentures are identical to the Debentures in all respects, except that the conversion price of the Exchange Debentures is $0.375. The Company also issued to the Bridge Investors, Class A Warrants to purchase 4,259,726 shares of the Company’s common stock and Class B Warrants to purchase 2,129,863 shares of Common Stock at $0.55 per share and $0.75 per share, respectively. In addition, they received five-year warrants (the “Bonus Warrants”) to purchase an aggregate of 1,064,932 shares of common stock of the Company at $0.375 per share. The terms of the exchange resulted in the treatment of the transaction as a debt extinguishment, resulting in a loss of $4,181,659.

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

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fairly value complex derivative instruments. The Company estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fairly value freestanding warrants. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the convertible note financings:

Derivative expense, net	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
$3,565,000 Convertible Debentures and Warrants
Compound derivative	$362,945	$-	$362,945
Warrant derivative	$58,110	$-	$58,110
$1,597,000 Convertible Exchange Debentures and Warrants
Compound derivative	$211,168	$-	$211,168
Warrant derivative	$39,402	$-	$39,402
$313,072 Convertible Debentures - capitalized interest and liquidated damages	$-	$-	$-

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 6 - CONVERTIBLE NOTES - CONTINUED

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective interest method.

Derivative warrant fair values are calculated using the Black-Scholes-Merton valuation technique. Significant assumptions as of May 31, 2007, corresponding to each of the series of warrants are as follows:

$3,565,000 Convertible Debentures and Warrants	Series A	Series B	Placement Agent
Trading Market Price	$0.500	$0.500	$0.500
Strike Price	$0.550	$0.750	$0.500
Volatility	122%	122%	122%
Risk-free rate	4.86%	4.86%	4.86%
Remaining term/life (years)	4.52	4.52	4.52

$1,597,000 Convertible Exchange Debentures and Warrants	Series A	Series B	Bonus
Trading Market Price	$0.500	$0.500	$0.500
Strike Price	$0.550	$0.750	$.375
Volatility	122%	122%	122%
Risk-free rate	4.86%	4.86%	4.86%
Remaining term/life (years)	4.52	4.52	4.52

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

Although the Company made no principal or interest payments under the Debentures for the three months ended February 28, 2007 and the three months ended May 31, 2007 under the Debentures and Registration Rights Agreements, the Investors waived any events of default as a possible result thereof. In addition, the Investors agreed that accrued interest due through May 31, 2007 and liquidated damages due through May 11, 2007 would be payable through the issuance to each investor of up 1,000 shares of common stock valued at $0.40 each, with the balance to be added to the principal outstanding under each investor’s Debenture.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 6 - CONVERTIBLE NOTES - CONTINUED

Pursuant to the Debenture Agreement, interest payments at the annual rate of 9% per annum are due and payable to Investors on the last day of each fiscal quarter. Per the waiver agreement, interest for the three months ended February 28, 2007 is payable in up to 1,000 shares of common stock to each Investor, valued at $0.40 per share. The balance of interest for the quarter was added to the principal outstanding under the Debenture on March 1, 2007. Interest for the three months ended May 31, 2007, was added to the principal outstanding under the Debenture on May 31, 2007.

Pursuant to the Registration Rights Agreement, because the Company's SB-2 registration statement was not declared effective on April 11, 2007, the Company was required to make payments as liquidated damages to each investor equal to 2% of the purchase price paid for the Debentures for each period of 30 calendar days beginning on April 11, 2007 until the registration was declared effective on July 9, 2007. As a result, the Company accrued $103,248 of liquidated damages for the 30 day period ended May 11, 2007 and $68,832 on a pro-rata basis for the 20 day period ended May 31, 2007. Per the waiver agreement, liquidated damages of $103,248 for the 30 calendar day period ended May 11, 2007 will be added to the principal outstanding under the Debenture as of their original due date, May 11, 2007.

The terms of the waiver agreement resulted in the treatment of the transaction as an extinguishment of interest and liquidated damages liabilities, resulting in a loss of $67,269.

As a result of this waiver, the current principal balance, including the capitalized liquidated damages and interest, at face value under the Debentures as of May 31, 2007 is as follows:

Year Ended May 31, 2007
Principal balance of Convertible Debentures
$3,565,000 Convertible Debentures	$3,565,000
$1,597,000 Convertible Exchange Debentures	1,597,397
Capitalized interest - February 28, 2007 (does not include $10,400 to be paid in common shares)	90,161
Capitalized liquidated damages - May 11, 2007	103,248
Capitalized interest - May 31, 2007	119,663
$5,475,469

NOTE 7 - WARRANTS PAYABLE

The Company has an obligation to issue warrants to purchase 400,000 shares of common stock at $.50 per share that it has not yet issued. The warrants are to be issued in exchange for placement services of the convertible notes, which closed in April 2006. The warrants will become exercisable immediately upon issuance, and will expire 5 years from the date of issuance. The warrants payable have been recorded at an estimated value of zero dollars, based on a valuation prepared by an outside valuation firm as of May 31, 2006.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 8 - LONG-TERM LEASES

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

12 Months Ending May 31,	Amount
2008	$97,350
2009	101,850
2010	104,805
2011	107,953
2012	9,018
$420,976

Total rental expense (including base rent and other amounts due under the lease as described above) charged to operations during the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007 was $107,852, $0, and $107,852, respectively.

NOTE 9 - NET LOSS PER SHARE

Net loss per share (basic) is calculated by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007. Net loss per share (fully diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

Basic	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
Weighted-average shares outstanding	20,022,356	4,725,738	14,000,266
Net loss	$(9,316,258)	$(147,753)	$(9,464,011)
Interest on convertible notes, net of tax	639,102	11,383	650,484
Net loss allocable to common shareholders	$(8,677,156)	$(136,370)	$(8,813,527)
Net loss per share	$(.47)	$(.03)	$(.68)

Fully Diluted	-	-	-
Weighted-average shares outstanding	20,022,356	4,725,738	14,000,266
Warrants, convertible debt and other contingently issuable shares	14,820,354	79,978	9,017,250
Antidilutive warrants, convertible debt and other contingently issuable shares	(14,820,354)	(79,978)	(9,017,250)
Weighted-average shares outstanding assuming dilution	20,022,356	4,725,738	14,000,266
Net loss per share	$(.47)	$(.03)	$(.68)

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company had the following non-cash transactions for the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007:

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
Office and lab equipment exchanged for stock	$-	$2,500	$2,500
Deferred financing fees paid in exchange for stock	$-	$5,000	$5,000
Deferred financing fees paid out of proceeds from sale of convertible notes	$519,504	$207,204	$726,708
Deferred financing fees paid via issuance of stock warrants	$465,791	$-	$465,791
Legal fees for related party paid out of proceeds from sale of convertible notes	$-	$5,000	$5,000
Prepaid expenses paid out of proceeds from sale of convertible notes	$-	$4,218	$4,218
Exchange of Bridge Financing for Exchange Debentures	$1,500,000	$-	$1,500,000

The Company paid no cash for interest or income taxes for the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following components:

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
Current	$-	$-	$-
Deferred	(834,800)	(62,500)	(897,300)
	(834,800)	(62,500)	(897,300)
Adjustment of valuation allowance	834,800	62,500	897,300
	$-	$-	$-

 USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 11 - INCOME TAXES - CONTINUED

The reconciliation between the U.S. federal statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Year Ended May 31, 2007	October 7, 2005 (Inception) through May 31, 2006	October 7, 2005 (Inception) through May 31, 2007
Income tax provision (benefit) at U.S. federal statutory rates	$(703,400)	$(51,700)	$(755,100)
State income taxes benefit	(131,400)	(10,800)	(142,200)
Adjustment of valuation allowance	834,800	62,500	897,300
	$-	$-	$-

The net deferred tax asset in the accompanying balance sheet includes the following components:

	2007	2006
Total long-term deferred tax asset:
Temporary differences related to development stage expenses	$409,100	$62,500
Research and development tax credit	40,500	-
Net operating loss carryforward	412,800	-
Other temporary differences	34,900	-
	897,300	-
Deferred tax asset valuation allowance	(897,300)	(62,500)
	$-	$-

As of May 31, 2007, the Company had net operating loss ("NOL") and credit carryforwards of approximately $1,040,000 and $40,000, respectively, which may be available to offset future income tax liabilities and will expire in FY2026 and FY2027.

NOTE 12 - COMMITMENTS

The Company has an agreement with a law firm to represent the Company in connection with the filing of SEC Form SB-2 Registration Statement. The agreement provides for the payment of a total of $100,000 to the law firm, of which $50,000 had been paid as of May 31, 2007, with the balance of $50,000 payable at specific points during the process of the filing of the Registration Statement, which became effective on July 9, 2007. In addition to the fees, the law firm will be compensated for its services with 50,000 shares of restricted common stock of the Company . The agreement does not state when the shares are due to be issued to the law firm. However, management believes the shares should be recorded in the quarter ending August 31, 2007, upon completion of the services.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007:

In April, 2006, $5,000 was paid out of the proceeds from the closing of the sale of the convertible notes, to the Company’s attorney. This amount satisfied an old legal bill that was owed by a majority shareholder of the Company to the Company’s attorney. As of May 31, 2007, this amount is included in the balance sheet in due from related parties. The amount is non-interest bearing and is due on demand. The loan was made to Stealth MediaLabs, Inc. to secure legal services in connection with the completion of the Company’s bridge financing in April 2006. The law firm representing the Company in that financing was owed a large amount of fees for past services performed on behalf of Stealth MediaLabs, Inc. and was unwilling to represent the Company in that transaction unless it was paid some back fees in connection with its previous representation of Stealth MediaLabs, Inc. An additional amount is also due from a majority shareholder in the amount of $214 related to payroll expense.

In June, 2006, the Company purchased two used vehicles for a total cost of $32,885 from a company partially owned by two shareholders of the Company. The cost of both of the vehicles included fully functional mobile satellite antenna prototypes and other modifications to facilitate demonstrations of USTelematics’ products to the news media and prospective investors. Additionally, the Company paid this related company for product development and other labor services in the amount of $50,615, $57,347, and $107,962 for the fiscal year ended May 31, 2007, the period from our October 7, 2005 (inception) through May 31, 2006, and the period from our October 7, 2005 (inception) through May 31, 2007, respectively.

The Company has an employment agreement with its President through April 2009, providing for the payment of $180,000 per annum in compensation, plus health insurance.

On April 6, 2006, a group of four individuals, including the Company's President, sold to the Company the rights to a patent application in exchange for 8,000,000 shares of the Company. The Company believes that the group has a substantial direct and indirect interest in the Company stock and, with the President’s level of authority in the Company and its majority stockholder, this substantial interest is a controlling interest. The patent was accordingly valued at the predecessor cost of zero rather than its fair market value of $930,000, as determined by an outside valuation firm as of May 31, 2006.

USTelematics, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Year ended May 31, 2007, for the period from October 7, 2005 (inception) through May 31, 2006 and for the period from October 7, 2005 (inception) through May 31, 2007

NOTE 14 - IMPACT OF NEW ACCOUNTING STANDARDS RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. The Company is evaluating the impact of this new statement on our financial statements.

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS in its fiscal year beginning June 1, 2007. The Company has not determined the impact, if any, that this statement will have on its financial position or results of operations.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This standard amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Statement 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS in its fiscal year beginning June 1, 2007. The Company has not determined the impact, if any, that this statement will have on its financial position or results of operations.