Form 10QSB
period 2007-08-31
USTELEMATICS INC
filed 2007-10-22
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

There were 20,722,147 shares of the registrant's common stock outstanding as of October 15, 2007.

USTELEMATICS, INC.

FORM 10-QSB FOR THE FISCAL QUARTER
ENDED AUGUST 31, 2007

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
August 31, 2007

2007
Assets
Current Assets
Cash and Cash Equivalents	$1,868,111
Certificate of Deposit	106,188
Inventory	7,007
Prepaid Expenses	19,584
Employee Expense Advances	246
Due from Related Parties	5,214

Total Current Assets	2,006,350

Fixed Assets
Vehicles	56,531
Office and Lab Equipment	86,151
Leasehold Improvements	6,358
Assets Not Placed in Service	65,550
Less Accumulated Depreciation and Amortization	(19,716)

Total Fixed Assets	194,874

Other Assets
Deferred Financing Fees, net of accumulated amortization of $342,160	644,673
Deposits	31,635
Other Intangible Assets	20,525

Total Other Assets	696,833

Total Assets	$2,898,057

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
August 31, 200

2007
Liabilities
Current Liabilities
Accounts Payable	$176,426
Accrued Payroll and Taxes	21,353
Accrued Interest	467,016
Accrued Liquidated Damages	198,726

Total Current Liabilities	863,521

Noncurrent Liabilities
Convertible Notes Payable	2,342,887
Derivative Liabilities	20,052,604
Deferred Rent Liability	20,444

Total Noncurrent Liabilities	22,415,935

Total Liabilities	23,279,456

Stockholders' Deficit

Preferred Stock: 10,000,000 Shares Authorized; No Shares Issued	-
Common Stock: Par Value $.0001, 250,000,000 Shares Authorized; 20,682,147 Shares Issued	2,068
Additional Paid in Capital	399,901
Additional Paid in Capital - Warrants	467,052
Deficit Accumulated During the Development Stage	(21,250,420)

Total Stockholders' Deficit	(20,381,399)

Total Liabilities and Stockholders' Deficit	$2,898,057

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended August 31, 2007 and 2006 and the Period from October 7, 2005
(Inception) through August 31, 2007

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2007

Revenue	$1,151	$-	$1,151

Research and Development Expense	145,893	149,824	768,262
General and Administrative Expense	762,324	252,911	1,973,938

Total Operating Expenses	908,217	402,735	2,742,200

Loss from Operations	(907,066)	(402,735)	(2,741,049)

Other Income (Expense)
Derivative Expense, Net	(9,835,605)	-	(12,035,044)
Loss on Extinguishment of Debt	-	-	(4,248,928)
Liquidated Damages	(129,894)	-	(301,974)
Interest Income	21,357	7,501	91,239
Interest Expense	(935,201)	(72,867)	(2,014,664)

Total Other Expense, Net	(10,879,343)	(65,366)	(18,509,371)

Net Loss	$(11,786,409)	$(468,101)	$(21,250,420)

Net Loss Per Share

Basic	$(0.58)	$(0.02)	$(1.43)
Fully Diluted	$(0.58)	$(0.02)	$(1.43)

Weighted Average Shares (Basic)	20,210,058	20,017,478	14,823,466
Weighted Average Shares (Fully Diluted)	20,210,058	20,017,478	14,823,466

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended August 31, 2007 and 2006 and the Period from October 7, 2005
(Inception) through August 31, 2007

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,786,409)	$(468,101)	$(21,250,420)

Noncash Items Included in Net Loss
Interest Accrued on Certificate of Deposit	(1,127)	(1,205)	(1,322)
Depreciation and Amortization of Fixed Assets	6,596	1,077	37,400
Amortization of Deferred Financing Fees	111,769	35,367	412,894
Amortization of Debt Discount	356,417	-	887,868
Derivative Expense, Net	9,835,605	-	12,035,044
Expenses Paid Via Issuance of Common Stock	317,500	-	329,500
Expenses Paid Via Issuance of Stock Warrants	-	-	1,261
Loss on Debt Extinguishment	-	-	4,248,928
Unpaid Interest and Liquidated Damages Added to Convertible Notes Payable and Derivatives	-	-	410,469
Expenses Paid Directly from Note Closing Proceeds	-	-	1,578

(Increase)/Decrease in Assets
Inventory	-	-	(7,007)
Prepaid Expenses	13,254	51,167	(15,366)
Employee Expense Advances	324	(1,296)	(246)

Increase/(Decrease) in Liabilities
Accounts Payable	29,599	14,846	176,426
Accrued Expenses	-	32,618	-
Accrued Payroll and Taxes	13,802	2,277	21,353
Accrued Interest	467,016	37,500	477,416
Deferred Rent Liability	2,473	-	20,444
Accrued Liquidated Damages	129,894	-	198,726

Total Adjustments	11,283,122	172,351	19,235,366

Net Cash Used in Operating Activities	(503,287)	(295,750)	(2,015,054)

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows (continued)
For the Three Months Ended August 31, 2007 and 2006 and the Period from October 7, 2005
(Inception) through August 31, 2007

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2007
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	$-	$-	$(104,866)
Due from Related Parties	-	-	(214)
Purchase of Fixed Assets	(9,882)	(40,756)	(146,540)
Purchase of Deposits	-	(20,490)	(31,635)
Purchase of Assets Not Placed in Service	(8,850)	-	(65,550)
Purchase of Other Intangible Assets	(5,500)	(100)	(20,525)

Net Cash Used in Investing Activities	(24,232)	(61,346)	(369,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Convertible Notes Payable	-	-	4,327,496
Deferred Financing Fees	(4,076)	-	(75,001)

Net Cash Provided by (Used in) Financing Activities	(4,076)	-	4,252,495

Net Increase (Decrease) in Cash and Cash Equivalents	(531,595)	(357,096)	1,868,111
Cash and Cash Equivalents, Beginning	2,399,706	1,033,613	-

Cash and Cash Equivalents, Ending	$1,868,111	$676,517	$1,868,111

The accompanying notes are an integral part of these financial statements.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 1- SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of USTelematics, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

A. NATURE OF BUSINESS

The Company has been in the development stage since its inception in October, 2005. It is primarily engaged in the development of its organization, structure and business plans; recruiting qualified advisors, agents and professional counselors for financing and to place securities; transitioning the engineering designs for its mobile digital television technology from a prototype state to production-ready state; researching, developing and establishing sources of component supply and manufacturing services; establishing strategic alliances for marketing and distribution; designing an online e-commerce, order-taking platform for marketing and sales to end users and wholesale channels; developing plans for supplementary products, product lines and service delivery; and developing plans for sales support, installation training and technical support.

The Company began development of a new line of internet-connected media center PCs for use in automobiles, based on proprietary software, which includes the Company’s software and service that voices email messages to users as they travel down the road. These products deliver Mobile Internet Protocol Television (Mobile IPTV) to automotive users, along with downloaded movies, downloaded music from sources including Apple’s iTunes, online games, web browsing, navigation and other capabilities not otherwise commonly available in rear seat devices.

The Company plans to emerge from development stage and ship its first products in volume by the end of calendar 2007. Revenues for the three months ended August 31, 2007 resulted from commissions for marketing wireless services, known as “E-Services Re-Selling.

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
August 31, 2007

E. FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is provided for property and equipment using the straight-line method over the following estimated useful lives:

Description	Years
Office Equipment	5 - 7
Lab Equipment	7
Leasehold Improvement	5 (remaining lease term)
Vehicles	5

F. ASSETS NOT PLACED IN SERVICE

Assets not placed in service represents costs associated with designing and building the Company’s website. The Company’s website is still in development and therefore these assets are not being depreciated.

G. DEFERRED FINANCING FEES

Financing fees incurred in connection with the placement of the convertible notes payable described in Note 6 have been deferred and are being amortized over the 24-month term of the notes. Financing fees incurred in connection with the SB-2 registration statement will be netted against the proceeds from the stock offered by the Company in the prospectus dated July 9, 2007.

H. INTANGIBLE ASSETS

Legal fees totaling $18,926 as of August 31, 2007, associated with filing the patent, which is still pending, have been capitalized as intangible assets. Other intangibles of $1,599 as of August 31, 2007, are not subject to amortization and include a domain name and logo creation. These amounts are evaluated for impairment each year.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this SFAS on June 1, 2007 with no material effect on the financial statements.

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

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

K.  FINANCIAL INSTRUMENTS - CONTINUED

The following table summarizes the components of derivative liabilities as of August 31, 2007:

Fair Value
Compound derivative financial instruments that have been bifurcated from the following financing arrangements:
$3,565,000 Convertible Debentures	$3,109,691
$1,597,000 Convertible Exchange Debentures	2,101,051
$313,072 Convertible Debentures - capitalized interest and liquidated damages	264,907

Freestanding derivative contracts arising from financing arrangements:
Series A Warrants issued with $3,565,000 Convertible Debentures	5,756,762
Series B Warrants issued with $3,565,000 Convertible Debentures	2,818,133
Series A Warrants issued with $1,597,000 Convertible Exchange Debentures	3,439,303
Series B Warrants issued with $1,597,000 Convertible Exchange Debentures	1,683,657
Bonus Warrants issued with $1,597,000 Convertible Exchange Debentures	879,100
$20,052,604

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes. The fair value of the compound and warrant derivatives is significantly affected by the estimate used in the Company’s trading stock price. Volatility in the market price of the Company's stock may create significant derivative income or expense due to the change in fair value of derivative liabilities.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

K.  FINANCIAL INSTRUMENTS - CONTINUED

The following table summarizes the effects on the Company’s income (loss) associated with the initial recording and subsequent changes in the fair values of the derivative financial instruments by type of financing for the three months ended August 31, 2007 and 2006 and the period from October 7, 2005 (inception) to August 31, 2007:

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) Through August 31, 2007
Derivative income (expense)
$3,565,000 Convertible Debentures and Warrants	$(5,696,194)	$-	$(8,146,203)
$1,597,000 Convertible Exchange Debentures and Warrants	(4,008,638)	-	(3,758,068)
$313,072 Convertible Debentures - interest and liquidated damages	(130,773)	-	(130,773)
	$(9,835,605)	$-	$(12,035,044)

The derivative liabilities as of August 31, 2007, and our derivative losses during the three months ended August 31, 2007 and the period from October 7, 2005 (inception) to August 31, 2007 are significant to the financial statements. The magnitude of the derivative income (expense) amounts for each of the periods reflects the following:

(a)
During the three months ended August 31, 2007, the Company’s stock started trading on the OTC market. Recent stock transactions with a market price of $.90 per share was used in the calculations above.

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

(c)
As discussed in Note 6, during the year ended May 31, 2007 the Company obtained agreements from the Investors that added interest due under the Debenture Agreement and liquidated damages due under the Registration Rights Agreement to the principal outstanding under the Convertible Debentures. This transaction did not trigger a day-one loss related to the recognition of derivative instruments arising from the agreements.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of August 31, 2007:

Financing arrangement:	Conversion Feature	Warrants	Total
$3,565,000 Convertible Debentures and Warrants	6,970,000	10,695,000	17,665,000
$1,597,000 Convertible Exchange Debentures and Warrants	4,232,579	7,454,521	11,687,100
$313,072 Convertible Debentures - interest and liquidated damages	636,624	-	636,624
	11,839,203	18,149,521	29,988,724

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

K.  FINANCIAL INSTRUMENTS - CONTINUED

In addition to these instruments, the Company issued common stock purchase warrants to a placement agent in April and December 2006 for the purchase of 1,513,000 shares of common stock and to a consultant in July and August 2006 for the purchase of 2,522 shares of common stock.

L. ESTIMATES

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

M. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating only minimal revenues and the Company has a deficit accumulated during the development stage of $21,250,420 as of August 31, 2007. Further, the Company used cash in operations of $503,287, $295,750, and $2,015,054 during the three months ended August 31, 2007 and 2006, and the period from October 7, 2005 (inception) through August 31, 2007, respectively. The Company has funded its operations and development through the issuance of convertible debt as discussed in Note 6. The Company may require additional financing to fund operations and development until it achieves profitable results from its products currently under development. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

N. RECLASSIFICATION

Certain amounts reported in the financial statements for the three months ended August 31, 2006 have been reclassified to conform with the classifications presented in the financial statements for the three months ended August 31, 2007 without affecting previously reported net loss or deficit accumulated during the development stage.

O.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC"). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the income statement for the periods presented.

Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Form 10-KSB as filed with the SEC.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 2 - CASH AND CASH EQUIVALENTS

As of August 31, 2007, Cash and Cash Equivalents consisted of the following:

2007
Cash	$623,967
Money Market Funds	1,244,144
$1,868,111

NOTE 3 - CONCENTRATIONS

As of August 31, 2007, the Company maintained cash account balances, which exceeded federally insured limits of $100,000. Should the financial institutions become insolvent, the Company is at risk for the amounts they maintain in excess of $100,000.

NOTE 4 - CERTIFICATE OF DEPOSIT

On May 16, 2006, the Company opened a $100,000 certificate of deposit bearing interest at 4.75% that automatically renews every six months.

NOTE 5 - ACCRUED LIQUIDATED DAMAGES

Pursuant to the Registration Rights Agreement, because the Company's SB-2 registration statement was not declared effective on April 11, 2007, the Company was required to make payments as liquidated damages to each investor equal to 2% of the purchase price paid for the Debentures for each period of 30 calendar days beginning on April 11, 2007 on a pro-rata basis until the registration was declared effective on July 9, 2007. Per the waiver agreement discussed in Note 6, liquidated damages of $103,248 for the 30 calendar day period ended May 11, 2007 were added to the principal outstanding under the Debenture as of their original due date, May 11, 2007. Accrued liquidated damages includes $68,832 for the 20 day period ended May 31, 2007 and $129,894 for the period from June 1, 2007 to July 8, 2007.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 6 - CONVERTIBLE NOTES

Convertible notes with a face amount of $1,500,000 were issued on April 14 and April 21, 2006 for proceeds, net of expenses and retainers to professionals, of $1,282,000, and bore interest at 10% per annum (“Bridge Financing”). The notes and accrued interest were originally payable in full at maturity in October, 2007. The notes were secured by substantially all assets of the Company. The secured debentures were automatically exchanged, upon the closing of the Qualified Offering (see below) (sale for cash by the Company of senior secured convertible notes at levels defined in the related Term Sheet) for Exchange Securities consisting of Exchange Debentures, Exchange Warrants and Exchange Bonus Warrants. Each secured debenture was automatically represented in the ownership of an Exchange Debenture in the principal amount of the outstanding principal and interest. The Exchange Debentures, at the option of the note holders, may have been converted to debentures with the same rights as debentures issued in the Qualified Offering except that they would have been at 75% of the conversion price of the debentures issued in the Qualified Offering. Exchange Warrants were issued to the holders of the secured debentures in a ratio equal to those issued to the purchasers under the Qualified Offering since the Qualified Offering consisted of issuance of securities combined with warrants. Each Exchange Warrant is exchangeable for one share of common stock by holder. Holders also received common stock purchase warrants, known as Exchange Bonus Warrants, exercisable for five years from the issue date for one share of common stock per each Exchange Bonus Warrant. Each holder received one Exchange Bonus Warrant for each four shares of common stock purchased with the holder having the same rights and benefits granted the holders of the Exchange Warrants. Exercise price of the Exchange Bonus Warrants is the same as the conversion price of the debentures issued in the Qualified Offering. In April 2006, the fair value of the warrants related to the secured debentures was deemed to be de minimus based on an independent appraisal.

On December 12, 2006, the Company entered into and consummated a securities purchase agreement, a Qualified Offering, with a group of accredited investors (the “Investors”) providing for the issuance to the Investors of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at the option of the Company, in registered shares of common stock of the Company. Upon an event of default, the stated interest rate of the Debentures will be increased to 18% effective as of the Issue Date of the Debentures, which was December 12, 2006. The Debentures mature two years from the date of issuance. All amounts due under the Debentures may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $0.50 per share. No conversions may take place if it would cause a holder of the Debentures to become the beneficial owner of more than 4.99% of the outstanding shares of common stock of the Company, which limitation is subject to waiver by an Investor upon 61 days prior written notice to the Company. The Company has granted a security interest in all of its assets to secure its obligations under the Debentures.

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
August 31, 2007

NOTE 6 - CONVERTIBLE NOTES - CONTINUED

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

The following table illustrates fair value adjustments, which do not include day-one losses, that the Company has recorded related to the derivative financial instruments associated with the convertible note financings:

Derivative Expense, net	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2007
$3,565,000 Convertible Debentures and Warrants
Compound derivative	$1,505,536	$-	$1,142,591
Warrant derivative	4,190,658	-	4,132,548
$1,597,000 Convertible Exchange Debentures and Warrants
Compound derivative	1,079,118	-	867,950
Warrant derivative	2,929,520	-	2,890,118
$313,072 Convertible Debentures - capitalized interest and liquidated damages	130,773	-	130,773
	$9,835,605	$-	$9,163,980

Changes in the fair value of the compound derivatives and, therefore, derivative income (expense) related to the compound derivatives is significantly affected by the credit risk associated with the Company’s financial instruments. The fair value of the compound and warrant derivatives is significantly affected by the estimate used in the Company’s trading stock price. Future changes in underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

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

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 6 - CONVERTIBLE NOTES - CONTINUED

Derivative warrant fair values are calculated using the Black-Scholes-Merton valuation technique. Significant assumptions as of August 31, 2007, corresponding to each of the series of warrants are as follows:

Warrants related to $3,565,000 Convertible Debentures	Series A	Series B	Placement Agent
Trading Market Price	$0.900	$0.900	$0.900
Strike Price	$0.550	$0.750	$0.500
Volatility	141%	141%	141%
Risk-free rate	4.25%	4.25%	4.25%
Expected life (years)	4.25	4.25	4.25

Warrants related to $1,597,000 Convertible Exchange Debentures	Series A	Series B	Bonus
Trading Market Price	$0.900	$0.900	$0.900
Strike Price	$0.550	$0.750	$0.375
Volatility	141%	141%	141%
Risk-free rate	4.25%	4.25%	4.25%
Expected life (years)	4.25	4.25	4.25

Future fair value changes are significantly influenced by our trading common stock prices. The Company has estimated volatility by using a composite of nine publicly traded technology manufacturing sector entities as the Company's stock was only recently cleared for trading on the OTC Bulletin Board. The risk-free interest rate assumption is based upon U.S. Treasury Notes, which have a life that approximates the expected life of the warrants. Expected life has been estimated to be equal to the remaining life of the warrants as there has yet to be any exercises thereof. As previously discussed herein, changes in fair value of derivative financial instruments are reflected in earnings.

Compound derivative fair values are calculated using the Monte Carlo Simulation Model. Significant assumptions as of August 31, 2007, corresponding to each of the series of convertible debentures are as follows:

	$3,565,000 Convertible Debentures	$1,597,000 Convertible Debentures
Effective term	0.148	0.327
Equivalent volatility	96.95%	96.95%
Equivalent yield	20.46%	20.46%
Equivalent interest	7.15%	7.15%

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

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 6 - CONVERTIBLE NOTES - CONTINUED

Although the Company made no principal or interest payments under the Debentures for the three months ended February 28, 2007 and the three months ended May 31, 2007 under the Debentures and Registration Rights Agreements, the Investors waived any events of default as a possible result thereof. In addition, the Investors agreed that accrued interest due through May 31, 2007 and liquidated damages due through May 11, 2007 would be payable through the issuance to each investor of up 1,000 shares of common stock valued at $0.40 each, with the balance to be added to the principal outstanding under each investor’s Debenture. The Company made no principal or interest payments under the Debentures for the three months ended August 31, 2007. As of August 31, 2007, the Company has accrued $467,016, which represents interest at the rate of 18% for the period from the Issue Date (December 12, 2007) through August 31, 2007 less any interest previously added to the principal outstanding under the Debentures or paid with common stock.

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

Pursuant to the Registration Rights Agreement, because the Company's SB-2 registration statement was not declared effective on April 11, 2007, the Company was required to make payments as liquidated damages to each investor equal to 2% of the purchase price paid for the Debentures for each period of 30 calendar days beginning on April 11, 2007 until the registration was declared effective on July 9, 2007. As a result, the Company accrued $103,248 of liquidated damages as described in Note 5.

The terms of the waiver agreement resulted in the treatment of the transaction as an extinguishment of interest and liquidated damages liabilities, resulting in a loss of $67,269.

During the three months ended August 31, 2007, the Company issued 160,000 shares of common stock in exchange for $80,000 (at face value) of the $3,565,000 Convertible Debentures and 27,147 shares of common stock in exchange for $10,180 (at face value) of the $1,597,000 Convertible Exchange Debentures.

The following table summarizes the transactions in Convertible Notes Payable during the three months ended August 31, 2007:

2007
Balance, June 1, 2007	$2,021,023
Amortization of debt discount	356,417
Conversion of debentures, at fair value	(34,553)
Balance, August 31, 2007	$2,342,887

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
August 31, 2007

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

12 Months Ending August 31,	Amount
2008	$100,500
2009	102,510
2010	105,586
2011	90,180
$420,976

Total rental expense (including base rent and other amounts due under the lease as described above) charged to operations during the three months ended August 31, 2007 and 2006 and the period from October 7, 2005 (inception) through August 31, 2007 was $29,498, $19,917, and $137,350, respectively.

NOTE 9 - NET LOSS PER SHARE

Net loss per share (basic) is calculated by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during the three months ended August 31, 2007 and 2006 and the period from October 7, 2005 (inception) to August 31, 2007. Net loss per share (fully diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and fully diluted earnings per share:

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2007
Weighted-average shares outstanding	20,210,058	20,017,478	14,823,466
Warrants, convertible debt and other contingently issuable shares	31,605,974	400,453	12,011,720
Antidilutive warrants, convertible debt and other contingently issuable shares	(31,605,974)	(400,453)	(12,011,720)
Weighted-average shares outstanding assuming dilution	20,210,058	20,017,478	14,823,466

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company had the following non-cash investing and financing transactions for the three months ended August 31, 2007 and 2006 and for the period from October 7, 2005 (Inception) to August 31, 2007:

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2007
Office and lab equipment exchanged for stock	$-	$-	$2,500
Deferred financing fees paid in exchange for stock	$-	$-	$5,000
Deferred financing fees paid out of proceeds from sale of convertible notes	$-	$-	$726,708
Deferred financing fees paid via issuance of stock warrants	$-	$-	$465,791
Legal fees for related party paid out of proceeds from sale of convertible notes	$-	$-	$5,000
Prepaid expenses paid out of proceeds from sale of convertible notes	$-	$-	$4,218
Exchange of Bridge Financing for Exchange Debentures	$-	$-	$1,500,000
Accrued interest paid via issuance of stock	$10,400	$-	$10,400
Issuance of common stock in exchange for Convertible Notes Payable, which includes related compound derivative and deferred financing fees, net of accumulated amortization	$54,569	$-	$54,569

The Company paid no cash for interest or income taxes for the three months ended August 31, 2007 and 2006 or for the period from October 7, 2005 (Inception) to August 31, 2007.

NOTE 11 - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on June 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustments to liabilities or stockholders equity.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois.  The Company has not been subjected to U.S. federal or state income tax examinations by tax authorities and therefore all tax years remain open.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 11 - INCOME TAXES - CONTINUED

The reconciliation between the U.S. federal statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) through August 31, 2007
Income tax provision (benefit) at U.S. federal statutory rates	$(351,700)	$(163,800)	$(1,055,100)
State income taxes benefit	(88,800)	(34,200)	(220,200)
Adjustment of valuation allowance	440,500	198,000	1,275,300
	$-	$-	$-

The net deferred tax asset in the accompanying balance sheet includes the following components:

2007
Total long-term deferred tax asset:
Temporary differences related to development stage expenses	$419,000
Research and development tax credit	49,900
Net operating loss carryforward	788,300
Other temporary differences	18,100
1,275,300
Deferred tax asset valuation allowance	(1,275,300)
$-

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the three months ended August 31, 2007 and 2006 and the period from our October 7, 2005 (inception) through August 31, 2007:

In April, 2006, $5,000 was paid out of the proceeds from the closing of the sale of the convertible notes, to the Company’s attorney. This amount satisfied a legal bill that was owed by a majority shareholder of the Company to the Company’s attorney. As of August 31, 2007, this amount is included in the balance sheet in due from related parties. The amount is non-interest bearing and is due on demand. The loan was made to Stealth MediaLabs, Inc. (majority shareholder) to secure legal services in connection with the completion of the Company’s bridge financing in April 2006. The law firm representing the Company in that financing was owed fees for past services performed on behalf of Stealth MediaLabs, Inc. and was unwilling to represent the Company in that transaction unless it was paid some back fees in connection with its previous representation of Stealth MediaLabs, Inc. An additional amount is also due from a majority shareholder in the amount of $214 related to payroll expense.

In June, 2006, the Company purchased two used vehicles for a total cost of $32,885 from a company partially owned by two shareholders of the Company. The cost of both of the vehicles included fully functional mobile satellite antenna prototypes and other modifications to facilitate demonstrations of USTelematics' products to the news media and prospective investors. Additionally, the Company paid this related company for product development and other labor services in the amount of $0, $64,462, and $107,962 for the three months ended August 31, 2007 and 2006 and the period from our October 7, 2005 (inception) through August 31, 2007, respectively.

The Company has an employment agreement with its President through April 2009, providing for the payment of $180,000 per annum in compensation, plus health insurance.

USTelematics, Inc.
(A Development Stage Company)
Selected Information-Substantially All Disclosures Required by Generally Accepted
Accounting Principles Are Not Included
August 31, 2007

NOTE 12 - RELATED PARTY TRANSACTIONS - CONTINUED

During the three months ended August 31, 2007, the Company paid to one of its directors $2,500 for director's fees, which were accrued for the year ended May 31, 2007, and $2,636 for travel expense reimbursement. During the three months ended August 31, 2007, the Company issued 27,397 shares of common stock to a family member of a director in exchange for management consulting services totaling $20,548.

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

NOTE 13 - IMPACT OF NEW ACCOUNTING STANDARDS RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This standard amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Statement 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this SFAS on June 1, 2007 with no material affect on the financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Background

The Company was incorporated in October 2005 in the State of Delaware under the name Mobilier, Inc. for the purpose of engaging in the research, development, manufacturing and marketing of proprietary broadband telecommunications products for use in moving vehicles. Our initial principal hardware products include: Voyager™, a line of devices for receiving digital television in moving vehicles; and ViveeÔ, an online service with associated products that “speak” email and text messages, from a human-like avatar, to unify mobile messaging and enhance the safety of communicating while driving. Vivee™ is also patent pending. The Company is a development stage company and, to the date of this report, has generated only minimal revenues.

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

Results of Operations for the Three Months Ended August 31, 2007

Revenue

Revenue for the three months ended August 31, 2007, were $1,000 related to reselling e-services.  There was no revenue for the three months ended August 31, 2006.  As we are in the development stage, we did not generate significant revenue for either quarter.

Operating Expenses

Operating expenses increased by $505,000 to $908,000 for the three months ended August 31, 2007 compared to $403,000 for the quarter ended August 31, 2006.  Operating expenses increased by $224,000 for investor relations consulting expenses, $120,000 for legal, accounting and consulting services, $59,000 for payroll, $51,000 for marketing and $51,000 for various other factors.  The increase in expenses was attributable to the Company’s continued efforts to develop and market products.

Other Income (Expense)

Other income (expense) increased by $10,814,000 to $10,879,000 for the three months ended August 31, 2007 compared to $65,000 for the three months ended August 31, 2006.  Other expenses during the three months ended August 31, 2007, primarily was related to a $9,836,000 expense related to the change in value of derivative for warrants and convertible debt outstanding.  Interest expense increased by $862,000 to $935,000 for the quarter ended August 31, 2007 compared to $73,000 for the three months ended August 31, 2006 due to increased levels of outstanding convertible debt. Liquidated damages expense was $130,000 for the three months ended August 31, 2007 compared to $0 for the three months ended August 31, 2006.

Income Taxes

We recorded a full valuation allowance against all tax benefits as we are in the developmental stage.

Net Loss

Net loss was $11,786,000 for the three months ended August 31, 2007 compared to $468,000 for the three months ended August 31, 2006 as a result of the factors discussed above.

Liquidity and Capital Resources

To date we have not generated any significant revenues. We currently plan to start shipping our first products by the end of calendar 2007. We may not be able to start selling our products when planned or to forecast that we will become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

As of August 31, 2007, we had cash in the amount of $1,868,111 and a negative cash flow from operations for the three months ended August 31, 2007 and 2006 and the period from October 7, 2005 (inception) through August 31, 2007 of $503,287, $295,750 and $2,015,054, respectively. Since inception, we have been dependent upon proceeds from capital investment to fund our continuing activities.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $(10,844,611), $(394,157) and $(19,127,621) for the three months ended August 31, 2007 and 2006 and the period from October 7, 2005 (inception) through August 31, 2007, respectively. We provide information and analysis regarding our EBITDA, which is a non-GAAP measure, because our investors have advised us that such information is relevant and important to their investment decisions.

EBITDA for each period reflects our actual operating losses of $(11,786,409), $(468,101) and $(21,250,420) for the three months ended August 31, 2007 and 2006 and the period from our October 7, 2005 (inception) through August 31, 2007, respectively, less depreciation and amortization on our long-lived assets and interest, plus the effects of certain material non-cash charges for debt extinguishment and net derivative losses amounting to $(941,798), $(73,944) and $(2,122,799), respectively. We do not currently anticipate additional debt extinguishment charges in future periods. Our derivative expense (or income) results from carrying our derivative financial instruments at fair values, which is expected to fluctuate from period-to-period. Accordingly, we anticipate further effects that are not currently predictable, in future periods that such derivative financial instruments are outstanding and required to be carried as liabilities.

The following table illustrates the reconciliation between EBITDA and the closest comparable GAAP measure, net cash used in operating activities, discussed elsewhere herein:

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	October 7, 2005 (Inception) Through August 31, 2007
EBITDA	$(10,844,611)	$(394,157)	$(19,127,621)
Loss on debt extinguishment	-	-	4,248,928
Derivative expense, net	9,835,605	-	12,035,044
Liquidated damages paid with convertible debt	-	-	103,248
Expenses paid with common stock	317,500	-	329,500
Other noncash operating items	(1,127)	(1,205)	1,517
Changes in operating assets and liabilities, excepting accrued interest	189,346	99,612	394,330
Net cash used in operating activities	$(503,287)	$(295,750)	$(2,015,054)

During April 2006, we issued 10% secured debentures in the total principal amount of approximately $1,500,000 due in October 2007 to fourteen accredited investors. The debentures were exchanged in a financing completed in December 2006 that is discussed below.

Debentures

On December 12, 2006, we entered into and consummated a securities purchase agreement with a group of 12 accredited investors for the issuance of our 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at our option, in registered shares of our common stock (at a 20% discount to the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the interest payment due date). Principal payments may only be made in cash, unless the holder of the Debentures elects to convert all or part of the principal, as described below. Upon an event of default, the interest rate of the Debentures will be increased to 18% effective as of the Issue Date, which was December 12, 2006. Although we made no principal or interest payments under the Debentures for the three months ended February 28, 2007 and the three months ended May 31, 2007 under the Debentures and Registration Rights Agreements, the Investors waived any events of default as a possible result thereof. In addition, the Investors agreed that accrued interest due through May 31, 2007 and liquidated damages due through May 11, 2007 would be payable through the issuance to each investor of up 1,000 shares of common stock valued at $0.40 each, with the balance to be added to the principal outstanding under each investor’s Debenture. The Debentures mature two years from the date of issuance. We have granted a security interest in all of our assets to secure our obligations under the Debentures. We made no principal or interest payments under the Debentures for the three months ended August 31, 2007. We have initiated discussions with the Investors to waive any event of default as a possible result thereof. As of August 31, 2007, we have accrued $467,016, which represents interest at the rate of 18% for the period from the Issue Date (December 12, 2006) through August 31, 2007 less any interest previously added to the principal outstanding under the Debentures or paid with common stock.

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

During the three months ended August 31, 2007, the Company issued 160,000 shares of common stock in exchange for $80,000 of the $3,565,000 Convertible Debentures.

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

During the three months ended August 31, 2007, the Company issued 27,147 shares of common stock in exchange for $10,180 of the $1,597,000 Convertible Exchange Debentures.

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this SFAS on June 1, 2007 with no material effect on the financial statements.

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

Product & Technology Evolution Since Inception

Since the Company was organized in August 2005, a number of significant technological and cost advancements have occurred, both inside and outside of the Company. These involve two distinct areas: 1) The technical protocol for the delivery of Mobile Digital TV content within our products; and 2) The emergence and importance of our Vivee™ Unified Wireless Messaging products and services. Following is an analysis of this evolution:

Technical Protocol for Mobile Digital TV Content Delivery

USTelematics was founded on the advancements made by our founders in lowering the cost and raising the reliability of receiving DBS satellite TV signals into moving vehicles. The original VoyagerOTR (Over-the-Road, or “VOTR”) product performs very well during open road traveling and has always been limited during travel in urban areas due to obstructions in the line-of-sight to satellites, including buildings, bridges and dense trees. VoyagerOTR employs essentially the same analog-to-analog or analog-to-digital delivery protocols as used in conventional home television programming content delivery.

As VoyagerOTR was developed and tested, it became apparent to us that the majority of families with children - our target market - reside in urban and close-in suburban areas of the United States. This means that we needed a solution to the limitations of VoyagerOTR within such areas.

As a response to this need, we developed VoyagerME (MetroEdition) or VME. VME is a Mobile Internet Protocol Television (or Mobile IPTV) platform, which is significantly smaller, less expensive to manufacture, own and install than VOTR. It is 100% digital and utilizes wide area wireless Internet connectivity technology to receive streaming video and audio programs for display in automobile rear seats. VME also provides access to a plethora of online interactive games and programs for children that are impossible to receive directly from DBS satellites as when using VoyagerOTR. VME also delivers a full web browsing experience for back seat occupants along with the capability of running any Windows-compatible software without limitation, including business programs like MS Office, Outlook, Vivee™ Mail, normal email and GPS navigation.

VME is much smaller than VOTR and is entirely contained (with the exception of an unobtrusive, optional outside antenna) within a housing the size of a commonly available automotive flipdown DVD player system. The VME housing is integrated with and includes a video monitor; whereas VOTR requires a separate monitor and supporting equipment adding several hundred dollars to the cost of ownership. VME also plays CDs and DVDs anywhere, including areas where EVDO coverage is unavailable. It can store 40 downloaded movies or more, along with thousands of downloaded songs.

We plan to offer certain VME models which act additionally as a wireless hotspot within moving vehicles. The benefits of such a rolling hotspot include providing front seat passengers with laptops or handhelds with continuous internet access and back seat passengers with access to online services like Microsoft’s Xbox Live.

VME takes advantage of current technology in wireless wide area Internet connectivity and is fully capable of adapting to emerging advancements. Presently VME connects to the Internet through Verizon Wireless’ Third Generation (3G) Broadband EVDO service. We have a contract with Verizon Wireless to receive significant commissions or “bounties” for every new subscriber that we connect to Verizon’s network while activating our product.

We consider EVDO to be a transitional connectivity technology. Average EVDO Revision A data transfer rates under normal conditions range from 200-300kb per second. Video streamed at this rate equals or exceeds the resolution (or picture fidelity) of Sirius’ 3 channels of rear seat TV being marketed now in certain Chrysler Corporation vehicles. Most importantly, EVDO service is at this writing propagated in more than 200 markets in the United States and Canada.

Emerging at a very rapid pace is WiMax technology, with infrastructure now being built-out throughout North America by Sprint/Nextel and also ClearWire. According to a press release issued by Sprint/Nextel [see http://www2.sprint.com/mr/news_dtl.do?id=17520], Sprint/Nextel and Clearwire in partnership “expect to build out network coverage to approximately 100 million people (in the U.S.) by the end of 2008”.

WiMax is similar to WiFi and widely available in homes, hotels, and airports- except the range is hundreds of times greater. We anticipate that within the next 12-24 months WiMax service will be available in at least as many markets as EVDO. The delivery speed of WiMax is truly broadband - at least the same or better than home DSL wired delivery; or 700-1500kb per second. This delivery speed is fast enough to stream full screen video into moving vehicles over large areas, in real time with quality as good or nearly as good as home television.

It is our belief that the advent of WiMax will render our original VoyagerOTR (VOTR) design and delivery protocol obsolete. VoyagerME however will be enhanced and made more useful and deliver much greater value as wide area wireless broadband services proliferate. For the later point when WiMax extinguishes the market for EVDO service, VoyagerME's architecture renders it fully compatible with WiMax connectivity devices. For these reasons, we plan to focus our effort, energy and resources on building and delivering VoyagerME in several different models with varying screen sizes and differing levels of optional features.

Subassemblies for the first production units of VoyagerME are currently en route to the United States from Asia. We anticipate having samples in the hands of our target wholesale customers by the end of October. We have engaged an award-winning retail point-of-purchase packaging design firm to create an “inspirational” and self-selling family packaging theme for our entire product line, and imaging of this packaging will be presented to the retail channel also by the end of October.

It is our belief that the buyer’s market for VME as it enters distribution is much larger and naturally presents fewer limitations than that for VOTR. Given our cash and other resources at this point, we cannot introduce and properly market three major products simultaneously. Accordingly, we plan to limit the first broad introduction from our Mobile TV product line to VME. As profits are retained, cash increases and our market capitalization increases, we will re-address marketing and distribution opportunities for VOTR.

VIVEE™ Unified Wireless Messaging Products & Services

Vivee™ was originally conceived as merely a capability or service: the technical ability to receive email messages from a mobile device without distracting the driver. It has evolved into a series of software products and related services that safely unify and simplify mobile messaging, both for handheld devices and for hardware installed in automobiles.

Vivee™ is a client/server system that uses the software installed onto mobile devices to communicate with the Vivee.com server at our headquarters facility. Our online service at Vivee.com works with any and all internet-connected devices, provided such devices contain our Vivee™ application (client) software. We are developing Vivee™ software for the widest possible variety of devices, not all of which can use identical client software.

We have fully developed Vivee™ for Windows XP, Windows Vista, and Windows Mobile for Pocket PC. These versions of the Vivee™ software are fully commercialized and available for purchase by end users. We have prototyped a version of Vivee™ for Windows Mobile SmartPhone Edition; which is similar but not identical to Windows Mobile for Pocket PC.

We are working on designs for Vivee™ versions to be run under variations of Mobile Java, including Brew, J2me and others. Successful development of a future, planned Brew version of the Vivee™ client software would theoretically broadly increase our market as it will address nearly all of the many consumer-oriented handsets which are not “smart” phones, but do have audio and video playing capabilities.

Multi-Lingual Vivee™

In response to requests from several wireless telecoms, we have prototyped a version of Vivee™ that translates incoming messages from one language to another. Presently an English-to-Japanese prototype works in one direction (English-Japanese). We foresee significant revenue opportunities among enterprise-class customers for equipping their cross-border workforces with Multi-Lingual Vivee™ phone handsets.

Item 3. Controls and Procedures.

As of August 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In particular, we believe that our management is not communicating accounting issues timely to the outside accounting firm that performs in-house accounting functions for us. As a result, that firm has insufficient time to complete its work and appropriately review it prior to providing it to our outside auditors for their review.

We are currently in the process of reviewing our internal disclosure controls and procedures with the aim of improving the quality and enhancing the timeliness of the recording, processing, summarizing and reporting of information required to be disclosed in our periodic reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, we were not involved as litigants in any legal proceedings. We have however received an inquiry from a court regarding the assets of one of our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

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

USTELEMATICS, INC.

Date: October 22, 2007	By:	/s/ Howard Leventhal
Howard Leventhal
Director, Chief Executive and Financial Officer

Date: October 22, 2007	By:	/s/ Michael Slotky
Michael Slotky
Director