Form 10QSB
period 2007-11-30
USTELEMATICS INC
filed 2008-01-22
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

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

There were 22,093,662 shares of the registrant's common stock outstanding as of January 16, 2008.

USTELEMATICS, INC.

FORM 10-QSB FOR THE FISCAL QUARTER
ENDED NOVEMBER 30, 2007

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
November 30, 2007
(Unaudited)

2007
Assets

Current Assets
Cash and Cash Equivalents	$1,271,211
Certificate of Deposit	107,305
Inventory	53,954
Prepaid Expenses	47,202
Due from Related Parties	5,214

Total Current Assets	1,484,886

Fixed Assets
Vehicles	32,885
Office and Lab Equipment	87,540
Leasehold Improvements	6,358
Website Development	60,598
Assets Not Placed in Service	6,495
Less Accumulated Depreciation and Amortization	(27,418)

Total Fixed Assets	166,458

Other Assets
Deferred Financing Fees, net of accumulated amortization of $435,667	452,409
Deposits	26,450
Other Intangible Assets	22,725

Total Other Assets	501,584

Total Assets	$2,152,928

 The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
November 30, 2007
(Unaudited)

2007
Liabilities

Current Liabilities
Accounts Payable	$386,002
Accrued Payroll and Taxes	12,652
Accrued Interest	707,344
Accrued Liquidated Damages	198,726

Total Current Liabilities	1,304,724

Noncurrent Liabilities
Convertible Notes Payable	2,616,391
Derivative Liabilities	12,158,672
Deferred Rent Liability	20,069

Total Noncurrent Liabilities	14,795,132

Total Liabilities	16,099,856

Stockholders' Deficit

Common Stock: Par Value $.0001, 250,000,000 Shares Authorized; 21,337,147 Shares Issued	2,134
Additional Paid in Capital	514,423
Additional Paid in Capital - Warrants	467,052
Deficit Accumulated During the Development Stage	(14,930,537)

Total Stockholders' Deficit	(13,946,928)

Total Liabilities and Stockholders' Deficit	$2,152,928

The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended November 30, 2007 and 2006 and the Period from October 7, 2005
(Inception) through November 30, 2007
(Unaudited)

	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007

Revenue	$837	$1,988	$-	$-	$1,988

Research and Development Expense	178,446	324,339	66,480	216,305	946,708
General and Administrative Expense	592,466	1,355,079	239,129	492,039	2,478,374

Total Operating Expenses	770,912	1,679,418	305,609	708,344	3,425,082

Loss from Operations	(770,075)	(1,677,430)	(305,609)	(708,344)	(3,423,094)

Other Income (Expense)
Derivative Income (Expense), Net	7,810,442	(2,025,163)	-	-	(4,224,602)
Loss on Extinguishment of Debt	-	-	-	-	(4,248,928)
Liquidated Damages	-	(129,894)	-	-	(301,974)
Interest Income	13,969	35,326	5,676	13,177	105,208
Interest Expense	(723,194)	(1,658,395)	(72,867)	(145,734)	(2,826,276)
Other Expense	(11,259)	(10,970)	-	-	(10,871)

Total Other Income (Expense)	7,089,958	(3,789,096)	(67,191)	(132,557)	(11,507,443)

Net Income (Loss)	$6,319,883	$(5,466,526)	$(372,800)	$(840,901)	$(14,930,537)

Earnings (Loss) Per Share

Basic	$0.30	$(0.27)	$(0.02)	$(0.04)	$(0.96)
Fully Diluted	$0.03	$(0.27)	$(0.02)	$(0.04)	$(0.96)

Weighted Average Shares (Basic)	20,776,542	20,491,756	20,024,000	20,020,721	15,513,570
Weighted Average Shares (Fully Diluted)	37,528,316	20,491,756	20,024,000	20,020,721	15,513,570

The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended November 30, 2007 and 2006 and the Period from October 7, 2005
(Inception) through November 30, 2007
(Unaudited)

	Six Months Ended November 30, 2007	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,466,526)	$(840,901)	$(14,930,537)

Noncash Items Included in Net Loss
Interest Accrued on Certificate of Deposit	(7)	(2,412)	(202)
Loss on Sale of Fixed Assets	11,359	-	11,359
Depreciation and Amortization of Fixed Assets	18,635	3,140	49,439
Amortization of Deferred Financing Fees	205,276	70,734	506,401
Amortization of Debt Discount	745,776	-	1,277,227
Derivative Expense, Net	2,025,164	-	4,224,603
Expenses Paid Via Issuance of Common Stock	331,498	12,000	343,498
Expenses Paid Via Issuance of Stock Warrants	-	1,261	1,261
Loss on Debt Extinguishment	-	-	4,248,928
Unpaid Interest and Liquidated Damages Added to Convertible Notes Payable and Derivatives	-	-	410,469
Expenses Paid Directly from Note Closing Proceeds	-	-	1,578

(Increase)/Decrease in Assets
Inventory	(46,947)	-	(53,954)
Prepaid Expenses	(14,364)	45,718	(42,984)
Employee Expense Advances	570	(2,733)	-
Deposits	9,135	-	9,135

Increase/(Decrease) in Liabilities
Accounts Payable	239,175	22,143	386,002
Accrued Expenses	-	65,432	-
Accrued Payroll and Taxes	5,101	(6,609)	12,652
Accrued Interest	707,344	75,000	717,744
Deferred Rent Liability	2,098	1,623	20,069
Accrued Liquidated Damages	129,894	-	198,726

Total Adjustments	4,369,707	285,297	12,321,951

Net Cash Used in Operating Activities	(1,096,819)	(555,604)	(2,608,586)

The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows (continued)
For the Six Months Ended November 30, 2007 and 2006 and the Period from October 7, 2005
(Inception) through November 30, 2007
(Unaudited)

	Six Months Ended November 30, 2007	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	$(2,237)	$-	$(107,103)
Due from Related Parties	-	(1,755)	(214)
Purchase of Fixed Assets	(12,814)	(40,756)	(149,472)
Proceeds from Sale of Fixed Assets	7,950	-	7,950
Payment of Deposits	(3,950)	(20,735)	(35,585)
Purchase of Assets Not Placed in Service	(8,850)	(34,487)	(65,550)
Purchase of Other Intangible Assets	(7,700)	(100)	(22,725)

Net Cash Used in Investing Activities	(27,601)	(97,833)	(372,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks Issued in Excess of Cash on Deposit	-	43,672	-
Proceeds from Sale of Convertible Notes Payable	-	-	4,327,496
Deferred Financing Fees	(4,075)	(23,800)	(75,000)

Net Cash Provided by (Used in) Financing Activities	(4,075)	19,872	4,252,496

Net Increase (Decrease) in Cash and Cash Equivalents	(1,128,495)	(633,565)	1,271,211
Cash and Cash Equivalents, Beginning	2,399,706	1,033,613	-

Cash and Cash Equivalents, Ending	$1,271,211	$400,048	$1,271,211

The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 1 - GENERAL

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

The Company began development of a new line of internet-connected media center PCs for use in automobiles, based on proprietary software, which includes the Company’s software and service that voices email messages to users as they travel down the road. These products deliver Mobile Internet Protocol Television (Mobile IPTV) to automotive users, along with downloaded movies, downloaded music from sources including Apple’s iTunes, online games, web browsing, navigation and other capabilities not otherwise commonly available in rear seat-devices.

B. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC"). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented.

Operating results for the interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2007 included in the Company’s Form 10-KSB as filed with the SEC.

C. REVENUE RECOGNITION

Revenues for the six months ended November 30, 2007 resulted from commissions for marketing wireless services, known as “E-Services Re-Selling". The Company recognizes E-Services Re-Selling revenues when a customer's order is placed with the wireless company.

D. INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. All inventory as of November 30, 2007 is considered to be finished goods.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

E. INTANGIBLE ASSETS

Legal fees totaling $21,126 as of November 30, 2007, associated with filing the patent, which is still pending, have been capitalized as intangible assets. Other intangibles of $1,599 as of November 30, 2007 are not subject to amortization and include a domain name and logo creation. These amounts are evaluated for impairment each year.

F.  INCOME TAXES

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

G.  FINANCIAL INSTRUMENTS

Financial instruments, as defined in Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, certificate of deposit, accounts payable, accrued expenses, convertible notes payable and derivative financial instruments.

The Company carries cash and cash equivalents, certificate of deposit, accounts payable, liquidated damages and accrued expenses at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company carries convertible notes payable at fair value based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS No. 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". This standard amends the guidance in SFAS No. 133," Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted  SFAS No. 155 on June 1, 2007 with no material effect on the financial statements.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

G.  FINANCIAL INSTRUMENTS - CONTINUED

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS No. 133, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes. The fair value of the compound and warrant derivatives is significantly affected by the estimate used in the Company’s trading stock price. Volatility in the market price of the Company's stock may create significant derivative income or expense due to the change in fair value of derivative liabilities.

H. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating only minimal revenues and the Company has a deficit accumulated during the development stage of $14,930,537 as of November 30, 2007. Further, the Company used cash in operations of $1,096,819, $555,604, and $2,608,586 during the six months ended November 30, 2007 and 2006, and the period from October 7, 2005 (inception) through November 30, 2007, respectively. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The Company has funded its operations and development through the issuance of convertible debt as discussed in Note 4. The Company may require additional financing to fund operations and development until it achieves profitable results from its products currently under development. There can be no assurance that the Company will be successful in its effort to secure additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

I. RECLASSIFICATION

Certain amounts reported in the financial statements for the three and six months ended November 30, 2006 and the period from October 7, 2005 (inception) through November 30, 2007 have been reclassified to conform with the classifications presented in the accompanying financial statements without affecting previously reported net loss or deficit accumulated during the development stage.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 2 - CASH AND CASH EQUIVALENTS

As of November 30, 2007, Cash and Cash Equivalents consisted of the following:

2007

Cash	$658,139
Money Market Funds	613,072
$1,271,211

NOTE 3 - ACCRUED LIQUIDATED DAMAGES

Pursuant to the Registration Rights Agreement, because the Company's SB-2 registration statement was not declared effective on April 11, 2007, the Company was required to make payments as liquidated damages to each investor equal to 2% of the purchase price paid for the Debentures for each period of 30 days beginning on April 11, 2007 on a pro-rata basis until the registration was declared effective on July 9, 2007. Per the waiver agreement discussed in Note 4, liquidated damages of $103,248 for the 30-day period ended May 11, 2007 were added to the principal outstanding under the Debenture as of their original due date, May 11, 2007. Accrued liquidated damages includes $68,832 for the period from May 12, 2007 to May 31, 2007 and $129,894 for the period from June 1, 2007 to July 8, 2007.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

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

On December 12, 2006, the Company entered into and consummated a securities purchase agreement, a Qualified Offering, with a group of accredited investors (the “Investors”) providing for the issuance to the Investors of the Company's 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at the option of the Company, in registered shares of common stock of the Company. Upon an event of default, the stated interest rate of the Debentures will be increased to 18% per annum effective as of the Issue Date of the Debentures, which was December 12, 2006. The Debentures mature two years from the date of issuance. All amounts due under the Debentures may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company's common stock at a conversion price of $0.50 per share. No conversions may take place if it would cause a holder of the Debentures to become the beneficial owner of more than 4.99% of the outstanding shares of common stock of the Company, which limitation is subject to waiver by an Investor upon 61 days prior written notice to the Company. The Company has granted a security interest in all of its assets to secure its obligations under the Debentures.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 4 - CONVERTIBLE NOTES PAYABLE - CONTINUED

The Company also issued to the holders of the Debentures, Class A Warrants to purchase 7,130,000 shares of the Company’s common stock at $0.55 per share and Class B Warrants to purchase 3,565,000 shares of Common Stock at $0.75 per share (collectively, with the Bonus Warrants, as defined below, the “Warrants”). All Warrants are exercisable for a period of five years.

In addition, the Company issued debentures (the “Exchange Debentures”) in the principal amount of $1,597,397 in exchange for debentures issued to a group of investors (the “Bridge Investors”) in the Bridge Financing. The Exchange Debentures are identical to the Debentures in all respects, except that the conversion price of the Exchange Debentures is $0.375. The Company also issued to the Bridge Investors, Class A Warrants to purchase 4,259,726 shares of the Company’s common stock and Class B Warrants to purchase 2,129,863 shares of Common Stock at $0.55 per share and $0.75 per share, respectively. In addition, they received five-year warrants (the “Bonus Warrants”) to purchase an aggregate of 1,064,932 shares of common stock of the Company at $0.375 per share. The terms of the exchange resulted in the treatment of the transaction as a debt extinguishment, resulting in a loss of $4,181,659, which was recorded in the quarter ended February 28, 2007.

In the valuation of both the Debentures and the Exchange Debentures, the Company concluded that the conversion features were not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and they did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The compound derivative financial instrument includes certain put and redemption provisions (default put) that were considered not clearly and closely related to the host debt instrument. The Company concluded that the default put required bifurcation because it is indexed to certain events that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective interest method.

Although the Company made no interest payments as required under the Debentures, Exchange Debentures and Registration Rights Agreements for the three months ended February 28, 2007 and the three months ended May 31, 2007, the Investors waived any events of default as a possible result thereof. In addition, the Investors agreed that accrued interest due through May 31, 2007 would be payable through the issuance to each investor of up to 1,000 shares of common stock valued at $0.40 each, with the remaining balance of $209,824 plus liquidated damages of $103,248 (Note 3), to be added to the principal outstanding under each investor’s Debenture. The terms of the waiver agreement resulted in the treatment of the transaction as an extinguishment of interest and liquidated damages liabilities, resulting in a loss of $67,269.

The Company made no interest payments as required under the Debentures, Exchange Debentures and Registration Rights Agreements for the three months ended August 31, 2007 and the three months ended November 30, 2007. Due to this event of default, on August 31, 2007 the stated interest rate increased to 18%  per annum effective as of December 12, 2006. During the six months ended November 30, 2007, the Company has accrued $707,344 of interest expense.

During the six months ended November 30, 2007, the Company issued 200,000 shares of common stock in exchange for $100,000 (at face value) of the $3,565,000 Convertible Debentures and 622,147 shares of common stock in exchange for $233,305 (at face value) of the $1,597,000 Convertible Exchange Debentures.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 4 - CONVERTIBLE NOTES PAYABLE - CONTINUED

The following table summarizes the transactions in Convertible Notes Payable during the six months ended November 30, 2007:

2007
Balance, June 1, 2007	$2,021,023
Amortization of debt discount	745,775
Conversion of debentures, at fair value	(150,407)
Balance, November 30, 2007	$2,616,391

NOTE 5 - DERIVATIVE LIABILITIES

As discussed in Note 4, the Company is carrying the embedded features that required bifurcation related to the convertible notes payable as a component of derivative liabilities. The Company is also carrying the warrants related to the convertible notes as a component of derivative liabilities.

The following table summarizes the components of derivative liabilities as of November 30, 2007:

Fair Value
Compound derivative financial instruments that have been bifurcated from the following financing arrangements:
$3,565,000 Convertible Debentures	$2,195,296
$1,597,000 Convertible Exchange Debentures	1,160,970
$313,072 Convertible Debentures - capitalized interest and liquidated damages	187,258

Freestanding derivative contracts arising from financing arrangements:
Series A Warrants issued with $3,565,000 Convertible Debentures	3,405,288
Series B Warrants issued with $3,565,000 Convertible Debentures	1,654,160
Series A Warrants issued with $1,597,000 Convertible Exchange Debentures	2,034,445
Series B Warrants issued with $1,597,000 Convertible Exchange Debentures	988,256
Bonus Warrants issued with $1,597,000 Convertible Exchange Debentures	532,999
$12,158,672

The following table summarizes the number of common shares indexed to the derivative financial instruments associated with the convertible notes payable as of November 30, 2007:

	Conversion Feature	Warrants	Total
Financing arrangement:
$3,565,000 Convertible Debentures and Warrants	6,760,000	10,695,000	17,455,000
$1,597,000 Convertible Exchange Debentures and Warrants	4,072,579	7,454,521	11,527,100
$313,072 Convertible Debentures - interest and liquidated damages	626,143	-	626,143
	11,458,722	18,149,521	29,608,243

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 5 - DERIVATIVE LIABILITIES - CONTINUED

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the convertible note financings:

	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007
Derivative Income (Expense)
$3,565,000 Convertible Debentures and Warrants
Compound derivative	$901,416	$(604,120)	$-	$-	$(241,175)
Warrant derivative	3,515,447	(675,211)	-	-	(617,101)
$1,597,000 Convertible Exchange Debentures and Warrants
Compound derivative	869,571	(209,547)	-	-	1,621
Warrant derivative	2,446,360	(483,160)	-	-	(443,758)
$313,072 Convertible Debentures - capitalized interest and liquidated damages	77,648	(53,125)	-	-	(53,125)
Fair value adjustments, not including day-one losses	7,810,442	(2,025,163)	-	-	(1,353,538)
Day-one loss on compound derivatives related to $3,565,000 Convertible Debentures	-	-	-	-	(2,871,064)
	$7,810,442	$(2,025,163)	$-	$-	$(4,224,602)

The derivative liabilities as of November 30, 2007 and our derivative losses during the three and six months ended November 30, 2007 and the period from October 7, 2005 (inception) to November 30, 2007 are significant to the financial statements. The magnitude of the derivative income (expense) amounts for each of the periods reflects the following:

(a)
During the six months ended November 30, 2007, the Company’s stock started trading on the OTC market. Recent stock transactions with market prices ranging from $0.60 to $0.80 per share were used in the calculations above.

(b)
During the year ended May 31, 2007, the Company entered into a $3,565,000 Convertible Debentures arrangement, more fully discussed in Note 4. In connection with our accounting for this financing, the Company encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,871,064. The Company did not enter into any other financing arrangements during the periods reported that reflected day-one losses.

(c)
As discussed in Note 4, during the year ended May 31, 2007 the Company obtained agreements from the Investors that added interest due under the Debenture Agreement and liquidated damages due under the Registration Rights Agreement to the principal outstanding under the Convertible Debentures. This transaction did not trigger a day-one loss related to the recognition of derivative instruments arising from the agreements.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 5 - DERIVATIVE LIABILITIES - CONTINUED

Derivative warrant fair values are calculated using the Black-Scholes-Merton valuation technique. Significant assumptions as of November 30, 2007, corresponding to each of the series of warrants, are as follows:

Warrants related to $3,565,000 Convertible Debentures	Series A	Series B	Placement Agent
Trading Market Price	$0.600	$0.600	$0.600
Strike Price	$0.550	$0.750	$0.500
Volatility	120.36%	120.36%	120.36%
Risk-free rate	3.41%	3.41%	3.41%
Expected life (years)	4.00	4.00	4.00

Warrants related to $1,597,000 Convertible Exchange Debentures	Series A	Series B	Bonus
Trading Market Price	$0.600	$0.600	$0.600
Strike Price	$0.550	$0.750	$0.375
Volatility	120.36%	120.36%	120.36%
Risk-free rate	3.41%	3.41%	3.41%
Expected life (years)	4.00	4.00	4.00

Compound derivative fair values are calculated using the Monte Carlo Simulation Model. Significant assumptions as of November 30, 2007, corresponding to each of the series of convertible debentures are as follows:

	$3,565,000 Convertible Debentures	$1,597,000 Convertible Debentures
Effective term	0.934	0.823
Equivalent volatility	145.34%	147.10%
Equivalent yield	21.06%	21.21%
Equivalent interest	9.42%	9.47%

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

The Company has estimated volatility by using a composite of nine publicly traded technology manufacturing sector entities as the Company's stock was only recently cleared for trading on the OTC Bulletin Board. The risk-free interest rate assumption is based upon U.S. Treasury Notes, which have a life that approximates the expected life of the warrants. Expected life has been estimated to be equal to the remaining life of the warrants as there has yet to be any exercises thereof. As previously discussed herein, changes in fair value of derivative financial instruments are reflected in the results of operations.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 6 - WARRANTS PAYABLE

On October 31, 2007, the Company issued warrants to purchase 400,000 shares of common stock at $.50 per share in exchange for placement services related to the Bridge Financing, which closed in April 2006. The Company had recorded the warrants payable when the services were performed in April 2006 at an estimated value of zero dollars, based on a valuation prepared by an outside valuation firm as of May 31, 2006.

NOTE 7 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (basic) is calculated by dividing earnings (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding during the three and six months ended November 30, 2007 and 2006 and the period from October 7, 2005 (inception) to November 30, 2007. Earnings (loss) per share (fully diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method and convertible debt using the "if converted" method.

The following reconciles the numerators and denominators of basic and fully diluted earnings (loss) per share:

	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007

Net income (loss) - Basic	$6,319,883	$(5,466,526)	$(372,800)	$(840,901)	$(14,930,537)
Interest on convertible notes	723,194	-	-	-	-
Change in fair value of dilutive derivatives	(5,951,069)	-	-	-	-
Net income (loss) - Diluted	$1,092,008	$(5,466,526)	$(372,800)	$(840,901)	$(14,930,537)

Weighted-average shares outstanding	20,776,542	20,491,756	20,024,000	20,020,721	15,513,570
Warrants, convertible debt and other contingently issuable shares	16,751,774	15,045,587	100,000	45,535	2,192,895
Antidilutive warrants, convertible debt and other contingently issuable shares	-	(15,045,587)	(100,000)	(45,535)	(2,192,895)
Weighted-average shares outstanding assuming dilution	37,528,316	20,491,756	20,024,000	20,020,721	15,513,570

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company had the following non-cash investing and financing transactions for the six months ended November 30, 2007 and 2006 and for the period from October 7, 2005 (Inception) to November 30, 2007:

	Six Months Ended November 30, 2007	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007
Office and lab equipment exchanged for stock	$-	$-	$2,500
Deferred financing fees paid in exchange for stock	$-	$-	$5,000
Deferred financing fees paid out of proceeds from sale of convertible notes	$-	$-	$726,708
Deferred financing fees paid via issuance of stock warrants	$-	$-	$465,791
Deferred financing fees netted against issuance of stock	$75,000	$-	$75,000
Legal fees for related party paid out of proceeds from sale of convertible notes	$-	$-	$5,000
Prepaid expenses paid out of proceeds from sale of convertible notes	$-	$-	$4,218
Exchange of Bridge Financing for Exchange Debentures	$-	$-	$1,500,000
Accrued interest paid via issuance of stock	$10,400	$-	$10,400
Issuance of common stock in exchange for Convertible Notes Payable, which includes related compound derivative and deferred financing fees	$230,159	$-	$230,159

The Company paid no cash for interest or income taxes for the six months ended November 30, 2007 and 2006 or for the period from October 7, 2005 (inception) to November 30, 2007.

NOTE 9 - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on June 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustments to liabilities or stockholders' equity.  The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois.  The Company has not been subjected to U.S. federal or state income tax examinations by tax authorities and therefore all tax years remain open.

The reconciliation between the U.S. federal statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Three Months Ended November 30, 2007	Six Months Ended November 30, 2007	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007
Income tax provision (benefit) at U.S. federal statutory rates	$(527,700)	$(879,400)	$(121,000)	$(273,000)	$(1,634,500)
State income taxes benefit	(123,000)	(211,800)	(27,000)	(61,000)	(354,000)
Adjustment of valuation allowance	650,700	1,091,200	148,000	334,000	1,988,500
	$-	$-	$-	$-	$-

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 9 - INCOME TAXES - CONTINUED

The net deferred tax asset in the accompanying balance sheet includes the following components:

2007
Total long-term deferred tax asset:
Temporary differences related to development stage expenses	$1,215,200
Research and development tax credit	61,500
Net operating loss carryforward	340,700
Other temporary differences	371,100
1,988,500
Deferred tax asset valuation allowance	(1,988,500)
$-

As of November 30, 2007, the Company had net operating loss ("NOL") and credit carryforwards of approximately $850,000 and $60,000, respectively, which may be available to offset future income tax liabilities and will expire in FY2026, FY2027 and FY2028.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the six months ended November 30, 2007, the Company paid to one of its directors $2,500 for director's fees, which were accrued for the year ended May 31, 2007, and $2,636 for travel expense reimbursement. During the six months ended November 30, 2007, the Company issued 27,397 shares of common stock to a family member of a director in exchange for management consulting services totaling $20,548.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact of SFAS No. 157 on its financial position, results of operations and or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its financial position, results of operations and or cash flows.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
November 30, 2007

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This standard amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115," Accounting for Certain Investments in Debt and Equity Securities"; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”which, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141R for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the Company’s accounting treatment for business combinations (if any are consummated) on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company currently does not have any minority interest and therefore under our current structure, the adoption of SFAS No. 160 will have no effect on its financial position, results of operations or cash flows.

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

Plan of Operation and Financing Needs

We currently plan to start shipping our first products in volume during the quarter ending February 29, 2008. We may not be able to start selling our products in volume when planned and may not become profitable from our other operations in the future. We have incurred negative cash flows from operations in each fiscal period since inception.

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

Results of Operations for the Three Months Ended November 30, 2007

Revenue

Revenue for the three months ended November 30, 2007, were $1,000 related to reselling e-services.  There was no revenue for the three months ended November 30, 2006.  As we are in the development stage, we did not generate significant revenue for either quarter.

Operating Expenses

General and administrative expenses increased by $353,000 to $592,000 for the three months ended November 30, 2007 compared to $239,000 for the three months ended November 30, 2006.  General and administrative expenses increased by $93,000 for investor relations consulting expenses, $86,000 for legal, accounting and consulting services, $61,000 for payroll, $62,000 for marketing and $51,000 for various other factors.  Research and development expenses increased by $112,000 to $178,000 for the three months ended November 30, 2007 compared to $66,000 for the three months ended November 30, 2006.  The increase in expenses was attributable to the Company’s continued efforts to develop and market products.

Other Income (Expense)

We had other income, net of other expense, of $7,090,000 for the three months ended November 30, 2007 compared to other expense, net of other income, of ($67,000) for the three months ended November 30, 2006.  The most significant item was a non-cash gain of $7,810,000 on the change in value of derivatives for warrants and convertible debt outstanding.  Compound and warrant derivatives are calculated using the Monte Carlo Simulation Model and the Black-Scholes-Merton valuation technique.   Additional information and significant assumptions as of November 30, 2007, can be found in Note 5 to the unaudited interim financial statements.  The fair value changes in warrants are significantly influenced by our trading common stock prices. During the three months ended November 30, 2007, our traded market price decreased to $0.60 per share from $0.90 per share as of August 31, 2007, which was the primary reason for the derivative gains during the three months ended November 30, 2007. Interest expense increased by $651,000 to $723,000 for the three months ended November 30, 2007 compared to $72,000 for the three months ended November 30, 2006 due to increased levels of outstanding convertible debt.

Income Taxes

We recorded a full valuation allowance against all tax benefits as we are in the developmental stage.

Net Income (Loss)

Net income was $6,320,000 for the three months ended November 30, 2007 compared to a net loss of ($372,800) for the three months ended November 30, 2006 as a result of the factors discussed above.

Results of Operations for the Six Months Ended November 30, 2007

Revenue

Revenue for the six months ended November 30, 2007, were $2,000 related to reselling e-services.  There was no revenue for the six months ended November 30, 2006.  As we are in the development stage, we did not generate significant revenue for either period.

Operating Expenses

General and administrative expenses increased by $863,000 to $1,355,000 for the six months ended November 30, 2007, compared to $492,000 for the six months ended November 30, 2006.  General and administrative expenses increased by $317,000 for investor relations consulting expenses, $139,000 for legal, accounting and consulting services, $122,000 for payroll, $113,000 for marketing and $172,000 for various other factors.  Research and development expenses increased by $108,000 to $324,000 for the six months ended November 30, 2007, compared to $216,000 for the six months ended November 30, 2006.  The increase in expenses was attributable to the Company’s continued efforts to develop and market products.

Other Income (Expense)

Other expense, net of other income, increased by $3,656,000 to $3,789,000 for the six months ended November 30, 2007 compared to $133,000 for the six months ended November 30, 2006.  Other expense during the six months ended November 30, 2007, primarily was related to a $2,025,000 charge related to the change in value of derivative for warrants and convertible debt outstanding.  Compound and warrant derivatives are calculated using the Monte Carlo Simulation Model and the Black-Scholes-Merton valuation technique.   Additional information and significant assumptions as of November 30, 2007, can be found in Note 5 to the unaudited interim financial statements.  The fair value changes in warrants are significantly influenced by our trading common stock prices. During the six months ended November 30, 2007, our traded market price increased to $0.60 per share from $0.50 per share as of May 31, 2007, which was the primary reason for the derivative loss during the six months ended November 30, 2007. Interest expense increased by $1,512,000 to $1,658,000 for the six months ended November 30, 2007 compared to $146,000 for the six months ended November 30, 2006 due to increased levels of outstanding convertible debt. Liquidated damages expense was $130,000 for the six months ended November 30, 2007 compared to $0 for the six months ended November 30, 2006.

Income Taxes

We recorded a full valuation allowance against all tax benefits as we are in the developmental stage.

Net Loss

Net loss was $5,467,000 for the six months ended November 30, 2007 compared to $841,000 for the six months ended November 30, 2006 as a result of the factors discussed above.

Liquidity and Capital Resources

To date we have not generated any significant revenues. We currently plan to start shipping our first products in volume during the quarter ending February 29, 2008. We may not be able to start selling our products when planned or to forecast that we will become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

From January 7-10, 2008 we displayed our product line at the 2008 International Consumer Electronics Show in Las Vegas (CES). As a result of this trade convention we came to the following conclusions and beliefs:

VOYAGER MOBILE TV PRODUCT LINE
Acceptance and uptake of Voyager into the wholesale distribution channels ("sell-in") for vehicular consumer electronics is extraordinarily high in our collective opinions. A great deal of positive news media coverage of Voyager was generated during CES; much of which is documented under the "About Us" link on our website at www.ustelematics.com.

"Sell-through" to end user consumers of Voyager is yet unknown and difficult to predict based solely on trade feedback. Regardless of sell-in, no product can succeed financially without sell-through at retail.

In order to complete the steps from sell-in to sell-through and determine factually whether or not the Voyager product line will become a financial success, we have no choice but to 1) commit significant sums of cash to build-out finished inventory goods and then 2) be prepared to rapidly build up a great deal more finished inventory in response to sell-through. Our cash on hand is not adequate for either of these two purposes. In order to produce the Voyager sales we anticipate, new capital will be required as discussed below under "New Capital Raising".

VIVEE PRODUCT LINE
Our conclusion about Vivee after CES is that our energy and capital focus must be applied where it is most likely to produce the highest immediate return: the Voyager Mobile TV product line. Our going-forward strategy about Vivee is to abandon our plan to bundle it into our own hardware and instead out-license the software to makers of mobile phones, GPS mapping software and hardware. Zero to very little additional capital will be required for this purpose. At CES we engaged in talks to outsource the sales and marketing of Vivee licenses to mobile phone and GPS hardware makers.

NEW CAPITAL RAISING
At the present time we are formulating a plan to raise an additional $6 million in fresh capital. We plan to raise $1 million of this by offering a discount to certain of our known investors against their existing warrants. Based upon conversations we have had with certain of these investors we believe it possible to complete such financing within roughly 30 days after publication of this report. Raising this initial $1 million, if successful, will enable the manufacture, shipment and test marketing costs of approximately 1,000 Voyager units.

As we are raising the first $1 million we are engaging in talks with several known placement agents and consultants to formulate a plan to raise the additional $5 million. We are planning on succeeding with the $5 million raise by mid-March, although the fickle nature of the capital markets for companies at our stage and maturity makes success difficult to forecast. Much is unknown about the prospects for financing success at this time and it will be very difficult or impossible for us to execute our business plan for the coming year without fully succeeding at both phases of new capital raising in the timeframe described above. Additionally, market factors such as the average daily trading volume of our public shares and the trend of closing prices may make raising additional capital either easier or more difficult, particularly in terms of the dilutive effects upon existing shareholders of new financing.

The principal risks in raising new cash for the purposes described above is that we may build inventory before sell-through is known, then experience below-par sell-through or build goods with undiscovered defects. In the event of such outcomes we would likely again experience a cash shortfall and be forced to liquidate inventory below cost. These same risks are universally faced by any company newly introducing new technology products.

To the extent that funds are insufficient to meet management's business plans, we intend to operate our e-commerce website focusing upon marketing of internet-connected car PCs (which can be done without raising more capital, albeit on a basis under which profitability is difficult to foresee), and/or seek alternative business opportunities in order to generate revenue.

As of November 30, 2007, we had cash in the amount of $1,271,000 and a negative cash flow from operations for the six months ended November 30, 2007 and 2006 and the period from October 7, 2005 (inception) through November 30, 2007 of $1,097,000, $556,000 and $2,609,000, respectively. Since inception, we have been dependent upon proceeds from capital investment to fund our continuing activities.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $7,055,116, ($3,789,495), ($297,870), ($692,027) and ($12,072,505) for the three and six months ended November 30, 2007 and 2006 and the period from October 7, 2005 (inception) through November 30, 2007, respectively. We provide information and analysis regarding our EBITDA, which is a non-GAAP measure, because our investors have advised us that such information is relevant and important to their investment decisions.

EBITDA for each period reflects our actual net income (loss) of $6,319,883, ($5,466,526), ($372,800), ($840,901) and ($14,930,537) for the three and six months ended November 30, 2007 and 2006 and the period from our October 7, 2005 (inception) through November 30, 2007, respectively, less depreciation and amortization on our long-lived assets and interest, amounting to $735,233, $1,677,031, $74,930, $148,874 and $2,858,032, respectively.

The following table illustrates the reconciliation between EBITDA and the closest comparable GAAP measure, net cash used in operating activities, discussed elsewhere herein:

	Six Months Ended November 30, 2007	Six Months Ended November 30, 2006	October 7, 2005 (Inception) through November 30, 2007
EBITDA	$(3,789,495)	$(692,027)	$(12,072,505)
Loss on debt extinguishment	-	-	4,248,928
Derivative expense, net	2,025,164	-	4,224,603
Liquidated damages paid with convertible debt	-	-	103,248
Expenses paid with common stock	331,498	12,000	343,498
Other noncash operating items	11,352	(1,151)	13,996
Changes in operating assets and liabilities, excepting accrued interest	324,662	125,574	529,646
Net cash used in operating activities	$(1,096,819)	$(555,604)	$(2,608,586)

Debentures

During April 2006, we issued 10% secured debentures in the total principal amount of approximately $1,500,000 due in October 2007 to fourteen accredited investors. The debentures were exchanged in a financing completed in December 2006 that is discussed below.

On December 12, 2006, we entered into and consummated a securities purchase agreement with a group of 12 accredited investors for the issuance of our 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at our option, in registered shares of our common stock (at a 20% discount to the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the interest payment due date). Principal payments may only be made in cash, unless the holder of the Debentures elects to convert all or part of the principal, as described below. Upon an event of default, the interest rate of the Debentures will be increased to 18% effective as of the Issue Date, which was December 12, 2006. Although we made no principal or interest payments under the Debentures for the three months ended February 28, 2007 and the three months ended May 31, 2007 under the Debentures and Registration Rights Agreements, the Investors waived any events of default as a possible result thereof. In addition, the Investors agreed that accrued interest due through May 31, 2007 and liquidated damages due through May 11, 2007 would be payable through the issuance to each investor of up 1,000 shares of common stock valued at $0.40 each, with the balance to be added to the principal outstanding under each investor’s Debenture. The Debentures mature two years from the date of issuance. We have granted a security interest in all of our assets to secure our obligations under the Debentures. We made no principal or interest payments under the Debentures for the three months ended November 30, 2007. We have initiated discussions with the Investors to waive any event of default as a possible result thereof. As of November 30, 2007, we have accrued $707,344, which represents interest at the rate of 18% for the period from the Issue Date (December 12, 2006) through November 30, 2007 less any interest previously added to the principal outstanding under the Debentures or paid with common stock.

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

During the six months ended November 30, 2007, the Company issued 200,000 shares of common stock in exchange for $100,000 (at face value) of the $3,565,000 Convertible Debentures.

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

During the six months ended November 30, 2007, the Company issued 622,147 shares of common stock in exchange for $233,305 (at face value) of the $1,597,000 Convertible Exchange Debentures.

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

Financial Instruments - Financial instruments, as defined in Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, certificate of deposit, accounts payable, accrued expenses, convertible notes payable and derivative financial instruments.

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

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (SFAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be freestanding or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this SFAS on June 1, 2007 with no material effect on the financial statements.

The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

Internal Accounting & Financial Controls

Our accounting is being supplemented by an outside accounting firm located in the Chicago area. That firm is training our administrative staff and website managers on fully integrating NetSuite as a financial control throughout our business. It also acts to assist in producing quarterly and year-end financial reports for presentation to our certified auditors, RBSM LLP. Our Chief Financial Officer is responsible for ensuring our accounting and financial controls are appropriate.

Implementation of Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending May 31, 2008. Under current rules, commencing with our annual report for the fiscal year ending May 31, 2009 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We may not be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Item 3. Controls and Procedures.

As of November 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USTELEMATICS, INC.

Date: January 22, 2008	By:	/s/ Howard Leventhal
Howard Leventhal
Director, Chief Executive and Financial Officer