Form 10QSB
period 2008-02-29
USTELEMATICS INC
filed 2008-04-21
CIK 1372175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

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

There were 22,430,226 shares of the registrant's common stock outstanding as of April 14, 2008.

USTELEMATICS, INC.

FORM 10-QSB FOR THE FISCAL QUARTER
ENDED FEBRUARY 29, 2008

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
February 29, 2008
(Unaudited)

2008
Assets
Current Assets
Cash and Cash Equivalents	$714,115
Certificate of Deposit	108,392
Inventory	99,191
Prepaid Expenses	11,722
Other Receivables	10,214

Total Current Assets	943,634

Fixed Assets
Vehicles	66,335
Office and Lab Equipment	87,540
Leasehold Improvements	6,358
Website Development	60,598
Assets Not Placed in Service	6,495
Less Accumulated Depreciation and Amortization	(39,947)

Total Fixed Assets	187,379

Other Assets
Deferred Financing Fees, net of accumulated amortization of $529,984	347,546
Deposits	22,500
Other Intangible Assets	26,375

Total Other Assets	396,421

Total Assets	$1,527,434

 The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Balance Sheet
February 29, 2008
(Unaudited)

2008
Liabilities
Current Liabilities
Convertible Notes Payable	$2,985,576
Derivative Liabilities	9,355,364
Accrued Interest	800,001
Accrued Payroll and Taxes	22,937
Accounts Payable	448,396
Accrued Liquidated Damages	198,726

Total Current Liabilities	13,811,000

Noncurrent Liabilities
Deferred Rent Liability	19,692

Total Liabilities	13,830,692

Stockholders' Deficit

Common Stock: Par Value $.0001, 250,000,000 Shares Authorized; 21,996,434 Shares Issued and Outstanding	2,200
Additional Paid in Capital	818,914
Additional Paid in Capital - Warrants	467,052
Deficit Accumulated During the Development Stage	(13,591,424)

Total Stockholders' Deficit	(12,303,258)

Total Liabilities and Stockholders' Deficit	$1,527,434

 The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended February 29, 2008 and February 28, 2007
and the Period from October 7, 2005 (Inception) through February 29, 2008
(Unaudited)

	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
Revenue	$19,682	$21,670	$-	$-	$21,670
Cost of Revenue	21,950	21,950	-	-	21,950

Gross Profit	(2,268)	(280)	-	-	(280)

Operating Expenses
Research and Development	52,486	376,825	200,030	416,335	999,194
General and Administrative	615,995	1,971,074	227,019	719,058	3,094,369

Total Operating Expenses	668,481	2,347,899	427,049	1,135,393	4,093,563

Loss from Operations	(670,749)	(2,348,179)	(427,049)	(1,135,393)	(4,093,843)

Other Income (Expense)
Derivative Income (Expense), Net	2,758,343	733,180	(2,550,811)	(2,550,811)	(1,466,259)
Loss on Extinguishment of Debt	-	-	(4,181,659)	(4,181,659)	(4,248,928)
Liquidated Damages	-	(129,894)	-	-	(301,974)
Interest Income	7,816	43,142	27,705	40,882	113,024
Interest Expense	(756,297)	(2,414,692)	(476,995)	(622,729)	(3,582,573)
Other Income (Expense)	-	(10,970)	99	99	(10,871)

Total Other Income (Expense)	2,009,862	(1,779,234)	(7,181,661)	(7,314,218)	(9,497,581)

Net Income (Loss)	$1,339,113	$(4,127,413)	$(7,608,710)	$(8,449,611)	$(13,591,424)

Earnings (Loss) Per Share

Basic	$0.06	$(0.20)	$(0.38)	$(0.42)	$(0.84)
Fully Diluted	$0.05	$(0.20)	$(0.38)	$(0.42)	$(0.84)

Weighted Average Shares (Basic)	21,735,981	20,904,983	20,024,000	20,021,802	16,159,962
Weighted Average Shares (Fully Diluted)	34,572,865	20,904,983	20,024,000	20,021,802	16,159,962

 The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended February 29, 2008 and February 28, 2007
and the Period from October 7, 2005 (Inception) through February 29, 2008
(Unaudited)

	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,127,413)	$(8,449,611)	$(13,591,424)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Interest Accrued on Certificate of Deposit	(1,094)	(1,412)	(1,289)
Loss on Sale of Fixed Assets	(7,841)	-	(7,841)
Depreciation and Amortization of Fixed Assets	31,164	7,218	44,284
Amortization of Deferred Financing Fees	299,593	185,929	618,402
Amortization of Debt Discount	1,182,262	242,147	1,713,713
Derivative Income (Expense), Net	(733,180)	2,550,811	1,466,259
Expenses Paid Via Issuance of Common Stock	401,500	12,000	413,500
Expenses Paid Via Issuance of Stock Warrants	-	1,261	1,261
Loss on Debt Extinguishment	-	4,181,659	4,248,928
Unpaid Interest and Liquidated Damages Added to Convertible Notes Payable and Derivatives	-	97,397	410,469
Expenses Paid Directly from Note Closing Proceeds	-	-	1,578

Change in Operating Assets and Liabilities
Inventory	(92,184)	(7,007)	(99,191)
Prepaid Expenses	21,116	38,672	(7,504)
Employee Expense Advances	(4,430)	(831)	(5,000)
Deposits	57,285	-	57,285
Accounts Payable	301,569	59,698	448,396
Accrued Expenses	-	3,949	-
Accrued Payroll and Taxes	15,386	(6,609)	22,937
Accrued Interest	932,837	97,256	943,237
Deferred Rent Liability	1,721	9,797	19,692
Accrued Liquidated Damages	129,894	-	198,726

Total Adjustments	2,535,598	7,471,935	10,487,842

Net Cash Used in Operating Activities	(1,591,815)	(977,676)	(3,103,582)

The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Statements of Cash Flows (continued)
For the Nine Months Ended February 29, 2008 and February 28, 2007
and the Period from October 7, 2005 (Inception) through February 29, 2008
(Unaudited)

	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	$(2,237)	$(2,211)	$(107,103)
Due from Related Parties	-	(214)	(214)
Purchase of Fixed Assets	(46,264)	(103,636)	(182,922)
Proceeds from Sale of Fixed Assets	27,150	-	27,150
Payment of Deposits	(48,150)	(20,735)	(79,785)
Purchase of Assets Not Placed in Service	(8,850)	(35,865)	(65,550)
Purchase of Other Intangible Assets	(11,350)	(13,426)	(26,375)

Net Cash Used in Investing Activities	(89,701)	(176,087)	(434,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Convertible Notes Payable	-	3,045,496	4,327,496
Deferred Financing Fees	(4,075)	(50,058)	(75,000)

Net Cash Provided by (Used in) Financing Activities	(4,075)	2,995,438	4,252,496

Net Increase (Decrease) in Cash and Cash Equivalents	(1,685,591)	1,841,675	714,115
Cash and Cash Equivalents, Beginning	2,399,706	1,033,613	-

Cash and Cash Equivalents, Ending	$714,115	$2,875,288	$714,115

The accompanying notes are an integral part of these unaudited financial statements.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

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

C. REVENUE RECOGNITION

Revenues for the nine months ended February 29, 2008 resulted from commissions for marketing wireless services, known as “E-Services Re-Selling" and resale of vehicles equipped with the Company's products. The Company recognizes E-Services Re-Selling revenues when a customer's order is placed with the wireless company. The Company recognizes revenues from vehicle sales when the automobile is sold at auction.

D. INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. All inventory as of February 29, 2008 is considered to be finished goods.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

E. INTANGIBLE ASSETS

Legal fees totaling $24,776 as of February 29, 2008, associated with filing patents, which are still pending, have been capitalized as intangible assets. Other intangibles of $1,599 as of February 29, 2008 are not subject to amortization and include a domain name and logo creation. These amounts are evaluated for impairment each year.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". This standard amends the guidance in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on June 1, 2007 with no material effect on the financial statements.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

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

H. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating only minimal revenues and the Company has a deficit accumulated during the development stage of $13,591,424 as of February 29, 2008. Further, the Company used cash in operations of $1,591,815, $977,676, and $3,103,582 during the nine months ended February 29, 2008 and February 28, 2007, and the period from October 7, 2005 (inception) through February 29, 2008, respectively. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The Company has funded its operations and development through the issuance of convertible debt as discussed in Note 4. The Company may require additional financing to fund operations and development until it achieves profitable results from its products currently under development. There can be no assurance that the Company will be successful in its effort to secure additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

I. RECLASSIFICATION

Certain amounts reported in the financial statements for the three and nine months ended February 28, 2007 and the period from October 7, 2005 (inception) through February 28, 2007 have been reclassified to conform with the classifications presented in the accompanying financial statements without affecting previously reported net loss or deficit accumulated during the development stage.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 2 - CASH AND CASH EQUIVALENTS

As of February 29, 2008, Cash and Cash Equivalents consisted of the following:

2008
Cash	$667,114
Money Market Funds	47,001
$714,115

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes with a face amount of $1,500,000 were issued on April 14 and April 21, 2006 for proceeds, net of expenses and retainers to professionals, of $1,282,000, and bore interest at 10% per annum (“Bridge Financing”). The notes and accrued interest were originally payable in full at maturity in October, 2007. The notes were secured by substantially all the assets of the Company. The secured debentures were automatically exchanged, upon the closing of the Qualified Offering (see below) (sale for cash by the Company of senior secured convertible notes at levels defined in the related Term Sheet) for Exchange Securities consisting of Exchange Debentures, Exchange Warrants and Exchange Bonus Warrants. Each secured debenture was automatically represented in the ownership of an Exchange Debenture in the principal amount of the outstanding principal and interest. The Exchange Debentures, at the option of the note holders, may have been converted to debentures with the same rights as debentures issued in the Qualified Offering except that they would have been at 75% of the conversion price of the debentures issued in the Qualified Offering. Exchange Warrants were issued to the holders of the secured debentures in a ratio equal to those issued to the purchasers under the Qualified Offering since the Qualified Offering consisted of issuance of securities combined with warrants. Each Exchange Warrant is exchangeable for one share of common stock by holder. Holders also received common stock purchase warrants, known as Exchange Bonus Warrants, exercisable for five years from the issue date for one share of common stock per each Exchange Bonus Warrant. Each holder received one Exchange Bonus Warrant for each four shares of common stock purchased with the holder having the same rights and benefits granted the holders of the Exchange Warrants. Exercise price of the Exchange Bonus Warrants is the same as the conversion price of the debentures issued in the Qualified Offering. In April 2006, the fair value of the warrants related to the secured debentures was deemed to be de minimus based on an independent appraisal.

On December 12, 2006, the Company entered into and consummated a securities purchase agreement, a Qualified Offering, with a group of accredited investors (the “Investors”) providing for the issuance to the Investors of the Company’s 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable on the last day of each fiscal quarter in cash or, at the option of the Company, in registered shares of common stock of the Company. Upon an event of default, the stated interest rate of the Debentures will be increased to 18% per annum effective as of the Issue Date of the Debentures, which was December 12, 2006. The Debentures mature two years from the date of issuance. All amounts due under the Debentures may be converted at any time, in part or in whole, at the written election of the holder thereof, into shares of the Company’s common stock at a conversion price of $0.50 per share. No conversions may take place if it would cause a holder of the Debentures to become the beneficial owner of more than 4.99% of the outstanding shares of common stock of the Company, which limitation is subject to waiver by an Investor upon 61 days prior written notice to the Company. The Company has granted a security interest in all of its assets to secure its obligations under the Debentures.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

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

The Company made no interest payments as required under the Debentures, Exchange Debentures and Registration Rights Agreements during the nine months ended February 29, 2008. Due to this event of default, on August 31, 2007 the stated interest rate increased to 18% per annum effective as of December 12, 2006. During the nine months ended February 29, 2008, the Company has accrued $932,837 of interest expense. Subsequent to February 29, 2008, the Company failed to timely deliver shares of common stock pursuant to elections to convert from two investors.

During the nine months ended February 29, 2008, the following instruments were converted into shares of common stock:

	Face Value	Shares of Stock
$3,565,000 Convertible Debentures	$150,891	301,782
$1,597,000 Convertible Exchange Debentures	303,125	808,333
$313,072 Convertible Debentures - capitalized interest and liquidated damages	8,048	16,217
Accrued interest	132,836	267,602
	$594,900	1,393,934

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 4 - CONVERTIBLE NOTES PAYABLE - CONTINUED

The following table summarizes the transactions in Convertible Notes Payable during the nine months ended February 29, 2008:

2008
Balance, June 1, 2007	$2,021,023
Amortization of debt discount	1,182,262
Conversion of debentures, at fair value	(217,709)
Balance, February 29, 2008	$2,985,576

NOTE 5 - DERIVATIVE LIABILITIES

As discussed in Note 4, the Company is carrying the embedded features that required bifurcation related to the convertible notes payable as a component of derivative liabilities. The Company is also carrying the warrants related to the convertible notes as a component of derivative liabilities.

The following table summarizes the components of derivative liabilities as of February 29, 2008:

Fair Value
Compound derivative financial instruments that have been bifurcated from the following financing arrangements:
$3,565,000 Convertible Debentures	$1,952,790
$1,597,000 Convertible Exchange Debentures	1,035,364
$313,072 Convertible Debentures - capitalized interest and liquidated damages	182,073

Freestanding derivative contracts arising from financing arrangements:
Series A Warrants issued with $3,565,000 Convertible Debentures	2,416,357
Series B Warrants issued with $3,565,000 Convertible Debentures	1,209,961
Series A Warrants issued with $1,597,000 Convertible Exchange Debentures	1,443,621
Series B Warrants issued with $1,597,000 Convertible Exchange Debentures	722,876
Bonus Warrants issued with $1,597,000 Convertible Exchange Debentures	392,322
$9,355,364

The following table summarizes the number of common shares indexed to the derivative financial instruments associated with the convertible notes payable as of February 29, 2008:

	Conversion Feature	Warrants	Total
Financing arrangement:
$3,565,000 Convertible Debentures and Warrants	6,828,219	10,695,000	17,523,219
$1,597,000 Convertible Exchange Debentures and Warrants	3,451,391	7,454,521	10,905,912
$313,072 Convertible Debentures - interest and liquidated damages	672,747	-	672,747
	10,952,357	18,149,521	29,101,878

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 5 - DERIVATIVE LIABILITIES - CONTINUED

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the convertible note financings:

	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
Derivative Income (Expense)
$3,565,000 Convertible Debentures and Warrants
Compound derivative	$213,633	$(390,487)	$29,168	$29,168	$(27,542)
Warrant derivative	1,433,130	757,919	59,536	59,536	816,029
$1,597,000 Convertible Exchange Debentures and Warrants
Compound derivative	109,876	(99,671)	191,081	191,081	111,497
Warrant derivative	996,882	513,722	40,468	40,468	553,124
$313,072 Convertible Debentures - capitalized interest and liquidated damages	4,822	(48,303)	-	-	(48,303)
Fair value adjustments, not including day-one losses	2,758,343	733,180	320,253	320,253	1,404,805
Day-one loss on compound derivatives related to $3,565,000 Convertible Debentures	-	-	(2,871,064)	(2,871,064)	(2,871,064)
	$2,758,343	$733,180	$(2,550,811)	$(2,550,811)	$(1,466,259)

The derivative liabilities as of February 29, 2008 and our derivative losses during the three and nine months ended February 29, 2008 and the period from October 7, 2005 (inception) to February 29, 2008 are significant to the financial statements. The magnitude of the derivative income (expense) amounts for each of the periods reflects the following:

(a)
During the nine months ended February 29, 2008, the Company’s stock started trading on the OTC market. Recent stock transactions with market prices ranging from $0.47 to $0.80 per share were used in the calculations above.

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

(c)
As discussed in Note 4, during the nine months ended February 28, 2007 the Company obtained agreements from the Investors that added interest due under the Debenture Agreement and liquidated damages due under the Registration Rights Agreement to the principal outstanding under the Convertible Debentures. This transaction did not trigger a day-one loss related to the recognition of derivative instruments arising from the agreements.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 5 - DERIVATIVE LIABILITIES - CONTINUED

Derivative warrant fair values are calculated using the Black-Scholes-Merton valuation technique. Significant assumptions as of February 29, 2008, corresponding to each of the series of warrants, are as follows:

	Series A	Series B	Placement Agent
Warrants related to $3,565,000 Convertible Debentures
Trading Market Price	$0.520	$0.520	$0.520
Strike Price	$0.550	$0.750	$0.500
Volatility	94.58%	94.58%	94.58%
Risk-free rate	1.87%	1.87%	1.87%
Expected life (years)	3.75	3.75	3.75

	Series A	Series B	Bonus
Warrants related to $1,597,000 Convertible Exchange Debentures
Trading Market Price	$0.520	$0.520	$0.520
Strike Price	$0.550	$0.750	$0.375
Volatility	94.58%	94.58%	94.58%
Risk-free rate	1.87%	1.87%	1.87%
Expected life (years)	3.75	3.75	3.75

Compound derivative fair values are calculated using the Monte Carlo Simulation Model. Significant assumptions as of February 29, 2008, corresponding to each of the series of convertible debentures are as follows:

	$3,565,000 Convertible Debentures	$1,597,000 Convertible Debentures
Effective term	0.727	0.685
Equivalent volatility	168.70%	168.70%
Equivalent yield	10.79%	10.79%
Equivalent interest	10.65%	10.65%

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
February 29, 2008

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

NOTE 7 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (basic) is calculated by dividing earnings (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding during the three and nine months ended February 29, 2008 and February 28, 2007 and the period from October 7, 2005 (inception) to February 29, 2008. Earnings (loss) per share (fully diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method and convertible debt using the "if converted" method.

The following reconciles the numerators and denominators of basic and fully diluted earnings (loss) per share:

	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
Net income (loss) - Basic	$1,339,113	$(4,127,413)	$(7,608,710)	$(8,449,611)	$(13,591,424)
Interest on convertible notes	756,897	-	-	-	-
Change in fair value of dilutive derivatives	(469,008)	-	-	-	-
Net income (loss) - Diluted	$1,627,002	$(4,127,413)	$(7,608,710)	$(8,449,611)	$(13,591,424)

Weighted-average shares outstanding	21,735,981	20,904,983	20,024,000	20,021,802	16,159,962
Warrants, convertible debt and other contingently issuable shares	12,836,884	14,154,528	4,073,538	1,349,342	2,458,324
Antidilutive warrants, convertible debt and other contingently issuable shares	-	(14,154,528)	(4,073,538)	(1,349,342)	(2,458,324)
Weighted-average shares outstanding assuming dilution	34,572,865	20,904,983	20,024,000	20,021,802	16,159,962

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Company had the following non-cash investing and financing transactions for the nine months ended February 29, 2008 and February 28, 2007 and for the period from October 7, 2005 (Inception) to February 29, 2008:

	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
Office and lab equipment exchanged for stock	$-	$-	$2,500
Deferred financing fees paid in exchange for stock	$-	$-	$5,000
Deferred financing fees paid out of proceeds from sale of convertible notes	$-	$519,504	$726,708
Deferred financing fees paid via issuance of stock warrants	$-	$465,791	$465,791
Deferred financing fees netted against issuance of stock	$75,000	$-	$75,000
Legal fees for related party paid out of proceeds from sale of convertible notes	$-	$-	$5,000
Prepaid expenses paid out of proceeds from sale of convertible notes	$-	$-	$4,218
Exchange of Bridge Financing for Exchange Debentures	$-	$1,500,000	$1,500,000
Accrued interest paid via issuance of stock	$10,400	$-	$10,400
Issuance of common stock in exchange for Convertible Notes Payable, which includes related compound derivative and deferred financing fees	$464,714	$-	$464,714

The Company paid no cash for interest or income taxes for the nine months ended February 29, 2008 and February 28, 2007, as well as for the period from October 7, 2005 (inception) to February 29, 2008.

NOTE 9 - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAB Statement No. 109” (“FIN 48”) on June 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustments to liabilities or stockholders' equity.  The Company files income tax returns in the U.S. federal jurisdiction and the state of Illinois.  The Company has not been subjected to U.S. federal or state income tax examinations by tax authorities and therefore all tax years remain open.

The reconciliation between the U.S. federal statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
Income tax provision (benefit) at U.S. federal statutory rates	$(278,700)	$(1,158,100)	$(198,400)	$(471,400)	$(1,913,200)
State income taxes benefit	(62,000)	(273,800)	(39,800)	(100,800)	(416,000)
Adjustment of valuation allowance	340,700	1,431,900	238,200	572,200	2,329,200
	$-	$-	$-	$-	$-

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 9 - INCOME TAXES - CONTINUED

The net deferred tax asset in the accompanying balance sheet includes the following components:

2007
Total long-term deferred tax asset:
Temporary differences related to development stage expenses	$1,492,900
Research and development tax credit	64,900
Net operating loss carryforward	358,400
Other temporary differences	413,000
2,329,200
Deferred tax asset valuation allowance	(2,329,200)
$-

As of February 29, 2008, the Company had net operating loss ("NOL") and credit carryforwards of approximately $900,000 and $65,000, respectively, which may be available to offset future income tax liabilities and will expire in FY2026, FY2027 and FY2028.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the nine months ended February 29, 2008, the Company paid to one of its directors $2,500 for director's fees, which were accrued for the year ended May 31, 2007, and $2,636 for travel expense reimbursement. During the nine months ended February 29, 2008, the Company issued 27,397 shares of common stock to a family member of a director in exchange for management consulting services totaling $20,548.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This standard amends the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact of SFAS No. 157 on its financial position, results of operations and cash flows.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company currently does not have any minority interest and therefore under our current structure, the adoption of SFAS No. 160 will have no effect on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has currently is not party to any collaborative arrangements and therefore does not expect the adoption of EITF 07-1 to have any effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" which, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141R for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the Company’s accounting treatment for business combinations (if any are consummated) on a prospective basis.

USTelematics, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
February 29, 2008

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect that the application of SFAS No. 161 will have on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

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

Background

The Company was incorporated in October 2005 in the State of Delaware as Mobilier, Inc., which subsequently changed its name to USTelematics, Inc. on June 5, 2006, for the purpose of engaging in the research, development, manufacturing and marketing of proprietary broadband telecommunications products for use in moving vehicles. Our initial principal hardware products include: Voyager™, a line of devices for receiving digital television in moving vehicles; and ViveeÔ, an online service with associated products that “speak” email and text messages, from a human-like avatar, to unify mobile messaging and enhance the safety of communicating while driving. Vivee™ is also patent pending. The Company is a development stage company and, to the date of this report, has generated only minimal revenues.

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

Results of Operations for the Three Months Ended February 29, 2008

Revenue

Revenue for the three months ended February 29, 2008, were approximately $20,000 related to reselling e-services and sales of vehicles that were purchased at auction and equipped with Voyager for the purpose of reselling.  There was no revenue for the three months ended February 28, 2007.  As we are in the development stage, we did not generate significant revenue for either quarter.

Operating Expenses

General and administrative expenses increased by approximately $389,000 to approximately $616,000 for the three months ended February 29, 2008 compared to approximately $227,000 for the three months ended February 28, 2007.  General and administrative expenses increased by approximately $113,000 for investor relations consulting expenses, approximately $70,000 for legal, accounting and consulting services, approximately $18,000 for payroll, approximately $111,000 for marketing and approximately $77,000 for various other factors.  Research and development expenses decreased by approximately $148,000 to approximately $52,000 for the three months ended February 29, 2008 compared to approximately $200,000 for the three months ended February 28, 2007, which was attributable to the gradual shift from development of products to marketing.

Other Income (Expense)

We had other income, net of other expense, of approximately $2,010,000 for the three months ended February 29, 2008 compared to other expense, net of other income, of approximately ($7,182,000) for the three months ended February 28, 2007.  The most significant item was a non-cash gain of approximately $2,758,000 on the change in value of derivatives for warrants and convertible debt outstanding for the three months ended February 29, 2008 compared to a loss of approximately ($2,551,000) for the three months ended February 28, 2007. Compound and warrant derivatives are calculated using the Monte Carlo Simulation Model and the Black-Scholes-Merton valuation technique.  Additional information and significant assumptions as of February 29, 2008, can be found in Note 4 to the unaudited interim financial statements.  The fair value changes in warrants are significantly influenced by our trading common stock prices. During the three months ended February 29, 2008, our traded market price decreased to $0.52 per share from $0.60 per share as of November 30, 2007, which was the primary reason for the derivative gains during the three months ended February 29, 2008. Other expense for the three months ended February 28, 2007 also contained a loss on extinguishment of debt of $4,181,659. Interest expense increased by approximately $279,000 to approximately $756,000 for the three months ended February 29, 2008 compared to approximately $477,000 for the three months ended February 28, 2007 due to increased levels of outstanding convertible debt.

Income Taxes

We recorded a full valuation allowance against all tax benefits as we are in the developmental stage.

Net Income (Loss)

Net income was approximately $1,339,000 for the three months ended February 29, 2008 compared to a net loss of approximately ($7,609,000) for the three months ended February 28, 2007 as a result of the factors discussed above.

Results of Operations for the Nine Months Ended February 29, 2008

Revenue

Revenue for the nine months ended February 29, 2008, were approximately $22,000 related to reselling e-services and sales of vehicles equipped with Voyager.  There was no revenue for the nine months ended February 28, 2007.  As we are in the development stage, we did not generate significant revenue for either period.

Operating Expenses

General and administrative expenses increased by approximately $1,252,000 to approximately $1,971,000 for the nine months ended February 29, 2008, compared to approximately $719,000 for the nine months ended February 28, 2007.  General and administrative expenses increased by approximately $430,000 for investor relations consulting expenses, approximately $209,000 for legal, accounting and consulting services, approximately $135,000 for payroll, approximately $224,000 for marketing and approximately $254,000 for various other factors.  Research and development expenses decreased by approximately $39,000 to approximately $377,000 for the nine months ended February 29, 2008, compared to approximately $416,000 for the nine months ended February 28, 2007.  The decrease in research and development expenses was attributable to the gradual shift from development of products to marketing.

Other Income (Expense)

Other expense, net of other income, decreased by approximately $5,535,000 to approximately $1,779,000 for the nine months ended February 29, 2008 compared to approximately $7,314,000 for the nine months ended February 28, 2007.  Other expense during the nine months ended February 29, 2008, primarily was related to a charge of approximately $2,415,000 for interest expense on the convertible debt and approximately $733,000 of other income related to the change in value of derivative for warrants and convertible debt outstanding.  The change in value of derivatives for warrants and convertible debt outstanding was a loss of approximately $2,551,000 for the nine months ended February 28, 2007.  Compound and warrant derivatives are calculated using the Monte Carlo Simulation Model and the Black-Scholes-Merton valuation technique.  Additional information and significant assumptions as of February 29, 2008, can be found in Note 4 to the unaudited interim financial statements.  The fair value changes in warrants are significantly influenced by assumptions of volatility and the risk free rate. During the nine months ended February 29, 2008, volatility decreased from 122.11% as of May 31, 2007 to 94.58% and the risk free rate decreased from 4.86% as of May 31, 2007 to 1.87%, which were the primary reasons for the derivative gain during the nine months ended February 29, 2008. Other expense for the nine months ended February 28, 2007 also contained a loss on extinguishment of debt of $4,181,659. Interest expense increased by approximately $1,792,000 to approximately $2,415,000 for the nine months ended February 29, 2008 compared to approximately $623,000 for the nine months ended February 28, 2007 due to increased levels of outstanding convertible debt. Liquidated damages expense was approximately $130,000 for the nine months ended February 29, 2008 compared to $0 for the nine months ended February 28, 2007.

Income Taxes

We recorded a full valuation allowance against all tax benefits as we are in the developmental stage.

Net Loss

Net loss was approximately $4,128,000 for the nine months ended February 29, 2008 compared to approximately $8,450,000 for the nine months ended February 28, 2007 as a result of the factors discussed above.

Liquidity and Capital Resources

As of February 29, 2008, the Company had cash on hand of $714,115, a decrease of $1,685,591 from May 31, 2007. During the nine months ended February 29, 2008, cash used in operating activities was $1,591,815, consisting primarily of the net loss of ($4,127,413) offset by interest accrued on certificate of deposit of ($1,094); loss on sale of fixed assets of ($7,841); depreciation and amortization of $31,164; amortization of deferred financing fees of $299,593; amortization of debt discount of $1,182,262; change in fair value of derivatives of ($733,180); stock issued in exchange for services of $401,500; and changes in operating assets and liabilities in the net amount of $1,363,194. Cash used in investing activities was $89,701, which consisted of the purchase of a certificate of deposit of $2,237; purchase of fixed assets of $46,264; payment of deposits of $48,150; purchase of assets not placed in service of $8,850; and purchase of other intangible assets of $11,350, offset by proceeds from the sale of fixed assets of $27,150.  Cash used in financing activities was $4,075 for deferred financing fees.

We had negative cash flows from operations for the nine months ended February 29, 2008 and February 28, 2007 and the period from October 7, 2005 (inception) through February 29, 2008 of $1,591,815, $977,676 and $3,103,582, respectively. Since inception, we have been dependent upon proceeds from capital investment (discussed below under Debentures, Exchange Debentures, and Waiver Agreements) to fund our continuing activities.

Our earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) amounted to $2,107,938, ($1,681,557), ($7,127,637), ($7,819,664) and ($9,964,567) for the three and nine months ended February 29, 2008 and February 28, 2007 and the period from October 7, 2005 (inception) through February 29, 2008, respectively. We provide information and analysis regarding our EBITDA, which is a non-GAAP measure, because our investors have advised us that such information is relevant and important to their investment decisions.

EBITDA for each period reflects our actual net income (loss) of $1,339,113, ($4,127,413), ($7,608,710), ($8,449,611) and ($13,591,424) for the three and nine months ended February 29, 2008 and February 28, 2007 and the period from our October 7, 2005 (inception) through February 29, 2008, respectively, less depreciation and amortization on our long-lived assets and interest, amounting to $768,825, $2,445,856, $481,073, $629,947 and $3,626,857, respectively.

The following table illustrates the reconciliation between EBITDA and the closest comparable GAAP measure, net cash used in operating activities, discussed elsewhere herein:

	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007	October 7, 2005 (Inception) through February 29, 2008
EBITDA	$(1,681,557)	$(7,819,664)	$(9,964,567)
Loss on debt extinguishment	-	4,181,659	4,248,928
Derivative expense, net	(733,180)	2,550,811	1,466,259
Liquidated damages paid with convertible debt	-	-	104,826
Expenses paid with common stock and warrants	401,500	13,261	414,761
Other noncash operating items	(8,935)	(1,412)	(9,130)
Changes in operating assets and liabilities, excepting accrued interest	430,357	97,669	635,341
Net cash used in operating activities	$(1,591,815)	$(977,676)	$(3,103,582)

Working capital deficit was ($12,867,366) as of February 29, 2008, which was due to current liabilities consisting of convertible notes payable of $2,985,576; derivative liabilities of $9,355,364; accrued interest of $800,001; accrued payroll and taxes of $22,937; accounts payable of $448,396; and accrued liquidated damages of $198,726, in excess of current assets consisting of cash and cash equivalents of $714,115; certificate of deposit of $108,392; inventory of $99,191; prepaid expenses of $11,722; and other receivables of $10,214.

Historically, cash has been used to fund product development; legal, accounting and investor relations costs of being a public-owned company; and administrative operations. To date we have not generated any significant revenues.

The unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating only minimal revenues and the Company has a deficit accumulated during the development stage of $13,591,424 as of February 29, 2008. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The Company has funded its operations and development through the issuance of convertible debt as discussed in Note 4 to the unaudited interim financial statements. The Company may require additional financing to fund operations and development until it achieves profitable results from its products currently under development. There can be no assurance that the Company will be successful in its effort to secure additional financing. The unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Debentures

During April 2006, we issued 10% secured debentures in the total principal amount of approximately $1,500,000 due in October 2007 to fourteen accredited investors. The debentures were exchanged in a financing completed in December 2006 that is discussed below in "Exchange Debentures".

On December 12, 2006, we entered into and consummated a securities purchase agreement with a group of 12 accredited investors for the issuance of our 9% Senior Secured Convertible Debentures in the principal amount of $3,565,000 (the “Debentures”). Interest is payable in cash or, at our option, in registered shares of our common stock (at a 20% discount to the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the interest payment due date). Principal payments may only be made in cash, unless the holder of the Debentures elects to convert all or part of the principal, as described below. Upon an event of default, the interest rate of the Debentures will be increased to 18% effective as of the Issue Date, which was December 12, 2006. Although we made no principal or interest payments under the Debentures for the three months ended February 28, 2007 and the three months ended May 31, 2007 under the Debentures and Registration Rights Agreements, the Investors waived any events of default as a possible result thereof. In addition, the Investors agreed that accrued interest due through May 31, 2007 and liquidated damages due through May 11, 2007 would be payable through the issuance to each investor of up 1,000 shares of common stock valued at $0.40 each, with the balance to be added to the principal outstanding under each investor’s Debenture. The Debentures mature two years from the date of issuance. We have granted a security interest in all of our assets to secure our obligations under the Debentures. We made no principal or interest payments under the Debentures for the nine months ended February 29, 2008. We have initiated discussions with the Investors to waive any event of default as a possible result thereof. As of February 29, 2008, we have accrued $932,837, which represents interest at the rate of 18% for the period from the Issue Date (December 12, 2006) through February 29, 2008 less any interest previously added to the principal outstanding under the Debentures or paid with common stock.

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

During the nine months ended February 29, 2008, the Company issued 516,663 shares of common stock in exchange for $280,832 (at face value) of the $3,565,000 Convertible Debentures and accrued interest thereon.

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

During the nine months ended February 29, 2008, the Company issued 816,054 shares of common stock in exchange for $306,020 (at face value) of the $1,597,000 Convertible Exchange Debentures and accrued interest thereon.

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

Waiver Agreement

As discussed in "Debentures" above, accrued interest due through May 31, 2007 and liquidated damages due through May 11, 2007, less certain amounts paid via issuance of common stock, was added to the principal outstanding under each investor’s Debenture during the quarter ended May 31, 2007. During the nine months ended February 29, 2008, the Company issued 16,217 shares of common stock in exchange for $8,048 of the capitalized interest and liquidated damages.

NEW CAPITAL RAISING

Under current operating plans and assumptions, management believes that projected cash flows from operations and current cash on hand may be insufficient to satisfy our anticipated cash requirements to bring Voyager to market as discussed below in "VOYAGER MOBILE TV PRODUCT LINE", and sustain operations during the next twelve months. To address the anticipated cash requirements, we are in the final stages of negotiating a purchase order and receivables funding credit line. It is expected that the prospective lender will require our debenture holders to subordinate their lien positions against the inventory and receivables to be used as collateral for the credit line. As of the date of this report, none of the debenture holders have been presented with these subordination documents and none have been executed. In the event that a majority of the debenture holders fails to ratify such subordination, the Company’s prospects for viability will be in serious jeopardy.

In addition to the purchase order and receivables funding line, we are formulating a plan to raise $2-$3 million in new capital. Although we have identified a seemingly clear path to additional operating capital, there can be no guarantee that we will succeed. Our failure to succeed in this pursuit would raise significant concerns on behalf of management as to the ongoing viability of the Company. If we fail to raise additional capital we may be forced to curtail our activities.

We currently plan to start shipping our first products during the quarter ending May 31, 2008, and have received customer purchase orders for Voyager supporting that forecast. We may not be able to start selling our products when planned or to forecast that we will become profitable from our other operations in the future. We have incurred net losses in each fiscal period since inception of our operations.

Our focus during the next twelve months is the finalization of a number of strategic alliances, the continuation of a public relations campaign and the rolling out of our products. We have engaged two public relations firms to generate unpaid broadcast news media coverage for our products. During July and August 2007, numerous interviews with our staff and stories about our Vivee™ product and company were broadcast and published nationally. A partial archive of such publicity is visible on our website at www.ustelematics.com. We also expect to hire approximately six new employees who will operate our Vehicular Systems Integration Center and approximately ten employees to work in other areas.

From January 7-10, 2008 we displayed our product line at the 2008 International Consumer Electronics Show in Las Vegas (CES). As a result of this trade convention we have concluded as follows:

VOYAGER MOBILE TV PRODUCT LINE

Acceptance and uptake of Voyager into the wholesale distribution channels ("sell-in") for vehicular consumer electronics appears high. A great deal of positive news media coverage of Voyager was generated during CES; much of which is documented under the "About Us" link on our website at www.ustelematics.com.

"Sell-through" to end user consumers of Voyager is yet unknown and difficult to predict based solely on trade feedback. Regardless of sell-in, no product can succeed financially without sell-through at retail.

In order to complete the steps from sell-in to sell-through and determine factually whether or not the Voyager product line will become a financial success, we will be required to 1) commit significant sums of cash to build-out finished inventory goods and then 2) be prepared to rapidly build up a great deal more finished inventory in response to anticipated sell-through. Our cash on hand is not adequate for either of these two purposes.

VIVEE PRODUCT LINE

Our conclusion about Vivee after CES is that our energy and capital focus must be applied where it is most likely to produce the highest immediate return: the Voyager Mobile TV product line. Our going-forward strategy about Vivee is to abandon our plan to bundle it into our own hardware and instead license the software to makers of mobile phones, GPS mapping software and hardware. We believe that this strategy will not require additional capital resources.

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

Recent Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This standard amends the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company currently does not have any minority interest and therefore under our current structure, the adoption of SFAS No. 160 will have no effect on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has currently is not party to any collaborative arrangements and therefore does not expect the adoption of EITF 07-1 to have any effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" which, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141R for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the Company’s accounting treatment for business combinations (if any are consummated) on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect that the application of SFAS No. 161 will have on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

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

Internal Accounting & Financial Controls

We have hired temporary and permanent accounting staff to prepare our quarterly and year-end financial statements for presentation to our certified auditors, RBSM LLP. Our Chief Financial Officer is responsible for ensuring our accounting and financial controls are appropriate.

Implementation of Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis

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

Item 3. Controls and Procedures.

As of February 29, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15(e) and 15d - 15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or it is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, we were not involved as litigants in any legal proceedings. We have however received an inquiry from a court regarding the assets of one of our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

We issued convertible notes with a face value of $5,162,397. We did not meet certain of our obligations under the documents relating to this issuance. These lapses include not timely paying interest and not timely issuing shares pursuant to elections to convert.

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

USTELEMATICS, INC.

Date: April 21, 2008	By:	/s/ Howard Leventhal
Howard Leventhal
Director, Chief Executive and Financial Officer